Form 10QSB
period 1996-09-30
PS FINANCIAL INC
filed 1996-11-27
CIK 1021575

                                  FORM 10-QSB
                      Securities and Exchange Commission
                            Washington, D.C. 20549


            [x] Quarterly Report pursuant to Section 13 or 15 (d)
                Of The Securities Exchange Act of 1934


         [ ] For the Three and Nine Months Ended September 30, 1996:

                        Commission File Number 0-28864

                              PS Financial, Inc.
          (Exact name of the registrant as specified in its charter)

             Delaware                                 36-410473
    (State of incorporation)          (I.R.S. Employer Identification Number)


               4800 South Pulaski Road, Chicago, Illinois 60632
                   (Address of principal executive offices)

                                (312) 376-3800

             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes                               No  (First Filing Pursuant to Rule 15d-13(a))
   ----------                          ----------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

       Class:                          SHARES OUTSTANDING at October 25, 1996
       -----                           --------------------------------------

Common Stock, $.01 par value                             -0-

                              PS Financial, Inc.

                                  Form 10-QSB

                Three and Nine Months Ended September 30, 1996

                        Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS  (Unaudited)                                Page

     Condensed Consolidated Statements of Financial Condition
         at September 30, 1996 and December 31, 1995                        3

     Condensed Consolidated Statements of Income for the three and
         nine months ended September 30, 1996 and 1995                      4

     Condensed Consolidated Statements of Changes in Equity for the
         nine months ended September 30, 1996 and 1995                      5

     Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1996 and 1995                           6

     Notes to the Condensed Consolidated Financial Statements               7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF                            8
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          Part II - Other Information

Other Information                                                          12

Signatures                                                                 13

                              PS FINANCIAL, INC.
                               CHICAGO, ILLINOIS
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                               September 30,       December 31,
                                                                                   1996                1995
                                                                                   ----                ----
ASSETS
Cash on hand and in banks                                                   $        503,995    $       916,175
Interest-bearing deposit accounts in other
  financial institutions                                                           1,413,530          2,837,617
                                                                            ----------------    ---------------
     Total cash and cash equivalents                                               1,917,525          3,753,792
Interest-bearing term deposits in other financial
  institutions                                                                       248,000            248,000
Securities available-for-sale                                                     15,192,346         13,959,023
Loans receivable, net                                                             35,867,057         34,525,038
Federal Home Loan Bank stock                                                         362,100            341,400
Premises and equipment, net                                                          464,505            466,647
Accrued interest receivable                                                          267,924            180,960
Other assets                                                                         183,962             45,456
                                                                            ----------------    ---------------

     Total assets                                                           $     54,503,419    $    53,520,316
                                                                            ================    ===============

LIABILITIES AND EQUITY
Liabilities
     Deposits                                                               $     41,632,562    $    41,046,705
     Advances from borrowers for taxes and
       insurance                                                                     213,240            459,105
     Accrued interest payable                                                         61,827             71,874
     Other liabilities                                                               327,408            218,232
                                                                            ----------------    ---------------
         Total liabilities                                                        42,235,037         41,795,916

Equity
     Retained earnings, substantially restricted                                  12,378,848         11,666,976
     Net unrealized gain (loss) on securities
       available-for-sale, net of tax                                               (110,466)            57,424
                                                                            ----------------    ---------------
         Total equity                                                             12,268,382         11,724,400
                                                                            ----------------    ---------------

              Total liabilities and equity                                  $     54,503,419    $    53,520,316
                                                                            ================    ===============
-------------------------------------------------------------------------------------------------------------------


                              PS FINANCIAL, INC.
                               CHICAGO, ILLINOIS
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                           Nine months ended               Three months ended
                                                             September 30,                    September 30
                                                          1996          1995               1996          1995
                                                          ----          ----               ----          ----
Interest income
    Loans                                           $  2,552,018   $   2,363,576     $    905,565   $    790,724
    Securities                                           744,743         605,272          257,280        232,750
    Other                                                121,207         220,133           35,038         54,727
                                                    ------------   -------------     ------------   ------------
       Total interest income                           3,417,968       3,188,981        1,197,883      1,078,201

Interest expense
    Deposits                                           1,300,282       1,194,048          432,769        426,969
                                                    ------------   -------------     ------------   ------------


Net interest income                                    2,117,686       1,994,933          765,114        651,232

Provision for loan losses                                 50,000               -                -              -
                                                    ------------   -------------     ------------   ------------


Net interest income after provision for loan           2,067,686       1,994,933          765,114        651,232

Noninterest income
    Net loss on sale of securities                             -            (357)               -           (357)
    Other                                                 43,998          39,343           13,682         12,589
                                                    ------------   -------------     ------------   ------------
       Total noninterest income                           43,998          38,986           13,682         12,232

Noninterest expense
    Compensation and benefits                            347,951         347,047          127,956        119,838
    Occupancy and equipment expense                       86,271          76,773           30,026         29,751
    Data processing                                       37,057          32,599           12,582         11,006
    Federal insurance premiums                           336,218          69,429          288,818         23,058
    Other                                                111,461         104,409           33,869         38,250
                                                    ------------   -------------     ------------   ------------
       Total noninterest expense                         918,958         630,257          493,251        221,903
                                                    ------------   -------------     ------------   ------------


Income before income tax expense                       1,192,726       1,403,662          285,545        441,561

Income tax expense                                       480,854         549,051          123,379        170,848
                                                    ------------   -------------     ------------   ------------


Net income                                          $    711,872   $     854,611     $    162,166   $    270,713
                                                    ============   =============     ============   ============

-------------------------------------------------------------------------------------------------------------------


                              PS FINANCIAL, INC.
                               CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
             Nine Month Period Ended September 30, 1996 and 1995
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                              Unrealized
                                                                              Gain (Loss)
                                                                             on Securities
                                                          Retained            Available-
                                                          Earnings             for-Sale                 Total
                                                          --------             --------                 -----
Balance at January 1, 1995                           $     10,612,445      $      (100,942)      $    10,511,503

Net income for the period                                     854,611                    -               854,611

Change in unrealized gain (loss) on
 securities available-for-sale, net of tax                          -              161,118               161,118
                                                     ----------------      ---------------       ---------------


Balance at September 30, 1995                        $     11,467,056      $        60,176       $    11,527,232
                                                     ================      ===============       ===============


Balance at January 1, 1996                           $     11,666,976      $        57,424       $    11,724,400

Net income for the period                                     711,872                    -               711,872

Change in unrealized gain (loss) on
 securities available-for-sale                                      -             (167,890)             (167,890)
                                                     ----------------      ---------------       ---------------

Balance at September 30, 1996                        $     12,378,848      $      (110,466)      $    12,268,382
                                                     ================      ===============       ===============

-------------------------------------------------------------------------------------------------------------------


                              PS FINANCIAL, INC.
                               CHICAGO, ILLINOIS
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                Nine months ended
                                                                                  September 30,
                                                                         1996                      1995
                                                                         ----                      ----
Cash flows from operating activities
    Net income                                                       $     711,872             $     854,611
    Adjustments to reconcile net income to net
      cash from operating activities
       Depreciation                                                         24,957                    25,355
       Amortization of premiums and discounts on
         investment and mortgage-backed securities, net                     15,374                    25,349
       Amortization of deferred loan origination fees                      (30,314)                    6,887
       Net gains on sales of
          Securities available-for-sale                                          -                   (11,751)
       Provision for losses on loans                                        50,000                         -
       Federal Home Loan Bank stock dividend                                     -                    (4,700)
       Change in
          Accrued interest receivable                                      (86,964)                 (108,208)
          Other assets                                                    (138,506)                  (43,190)
          Accrued interest payable and other liabilities                   202,029                    78,655
                                                                     -------------             -------------
              Net cash provided by operating activities                    748,448                   823,008

Cash flows from investing activities
    Net increase in loans receivable                                    (1,361,705)               (1,279,804)
    Purchase of Federal Home Loan Bank Stock                               (20,700)                  (28,100)
    Purchase of securities available-for-sale                           (5,499,758)               (6,933,342)
    Maturities of securities available-for-sale                          3,500,000                 2,200,000
    Proceeds from sale of securities available-for-sale                          -                 1,018,903
    Principal payments on mortgage-backed securities
      and collateralized mortgage obligations                              480,271                   231,221
    Net decrease in interest-bearing term deposits in
      other financial institutions                                               -                 4,705,818
    Investment in office properties and equipment, net                     (22,815)                  (23,051)
                                                                     -------------             -------------
      Net cash used in investing activities                             (2,924,707)                 (108,355)

Cash flows from financing activities
    Net increase in deposits                                               585,857                   810,807
    Net increase (decrease) in advance payments by
      borrowers for insurance and taxes                                   (245,865)                   80,335
                                                                     -------------             -------------
       Net cash provided by financing activities                           339,992                   891,142
                                                                     -------------             -------------

Increase (decrease) in cash and cash equivalents                        (1,836,267)                1,605,795

Cash and cash equivalents at beginning of period                         3,753,792                 1,428,681
                                                                     -------------             -------------

Cash and cash equivalents at end of period                           $   1,917,525             $   3,034,476
                                                                     =============             =============



                              PS FINANCIAL, INC.
                               CHICAGO, ILLINOIS
             Notes to Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Preferred Savings Bank (the Bank) as of September 30, 1996 and 1995, and the results of its operations for the three and nine months then ended and cash flows for the nine-month periods then ended.


NOTE 3 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet three separate capital requirements. The following is a reconciliation of the Bank's capital under generally accepted accounting principles (GAAP) to regulatory capital at September 30, 1996.

                                        Tangible       Core        Risk based
                                        Capital       Capital        Capital
                                        -------       -------        -------
                                                  (In thousands)

   GAAP capital                       $   12,268    $   12,268    $   12,268

   Unrealized loss on securities
     available-for-sale                      111           111           111

   General valuation allowances                -             -           186
                                      ----------    ----------    ----------

   Regulatory capital                     12,379        12,379        12,565

   Minimum capital requirement               820         1,640         1,613
                                      ----------    ----------    ----------

   Excess regulatory capital over
     minimum requirement              $   11,559    $   10,739    $   10,952
                                      ==========    ==========    ==========

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 1996 and December 31, 1995


Total assets at September 30, 1996 were $54.5 million compared to $53.5 million at December 31, 1995, an increase of $1.0 million, or 1.9%. The Bank increased the amount of net loans receivable by $1.4 million from $34.5 million at December 31, 1995 to $35.9 million at September 30, 1996. In addition, securities available-for-sale increased by $1.2 million from $14.0 million at December 31, 1995 to $15.2 million at September 30, 1996. These increases were partially offset by a decrease in cash and cash equivalents of $1.9 million from $3.8 million at December 31, 1995 to $1.9 million at September 30, 1996.

Total liabilities at September 30, 1996 were $42.2 million compared to $41.8 million at December 31, 1995, an increase of $439,000. The increase in total liabilities was primarily due to a $586,000 increase in deposits partially offset by a $246,000 decrease in advance payments from borrowers for taxes and insurance due to the payment of taxes in August.

Equity at September 30, 1996 was $12.3 million compared to $11.7 million at September 30, 1996, an increase of $544,000, or 4.6%, due to net earnings of $712,000 partially offset by an increase in the unrealized loss on securities available-for-sale of $168,000.

Comparison of Operating Results for the Three Months Ended September 30, 1996 and September 30, 1995

General
Net earnings for the three months ended September 30, 1996 were $162,000, a decrease of $109,000, or 40.2%, from net earnings of $271,000 for the three months ended September 30, 1995. The decrease in net earnings resulted primarily from an increase in the FDIC insurance premiums of $162,000, net of tax, as a result of a special SAIF assessment equal to approximately 65.7 basis points on all SAIF deposit balances as of March 31, 1995. This special assessment was enacted into law on September 30, 1996. The increase in noninterest expense was partially offset by an increase in the net interest margin.

Interest Income
Interest income for the three months ended September 30, 1996 was $1.2 million compared to $1.1 million for the three months ended September 30, 1995, an increase of $120,000, or 11.1%. The increase in interest income was the result of an increase in the average balance of interest-earning assets primarily due to an increase in the average balance of net loans receivable. In addition, the yield on interest-earning assets increased for the three months ended September 30, 1996. This increase was primarily due to an increase in the yield on loans and mortgage-backed securities. The increase in the yields on loans and mortgage-backed securities is reflective of the current rate environment.

Interest Expense
Interest expense for the three months ended September 30, 1996 was $433,000 compared to $427,000 for the three months ended September 30, 1995, an increase of $6,000, or 1.4%. The increase of interest expense was primarily due to the increase in the average balance of interest-bearing deposits for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. The increase in the average balance was offset by a decrease in the average cost of funds for deposits. The decrease in the cost of funds was primarily due to higher rate certificates of deposit maturing and repricing at slightly lower rates.

Provision for Loan Losses
The Bank's provision for loan losses was zero for the three months ended September 30, 1996 and 1995. At September 30, 1996, the Bank's allowance for loan losses totaled $186,000, or .52% of total loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended September 30, 1996 and 1995 is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Noninterest Income
Noninterest income for the three months ended September 30, 1996 was $14,000 compared to $12,000 for the three months ended September 30, 1996. The increase was due to a slight increase in service charges.

Noninterest Expense
Noni terest expense was $493,000 for the three months ended September 30, 1996 compared to $222,000 for the three months ended September 30, 1995, an increase of $271,000. The increase was primarily a result of a $264,000 increase in FDIC insurance as a result of a one-time special SAIF assessment of approximately 65.7% of deposit balances as of March 31, 1995. The special assessment was enacted into law on September 30, 1996.

Income Taxes
Income taxes were $123,000 for the three months ended September 30, 1996 compared to $171,000 for the three months ended September 30, 1995, a decrease of $48,000, or 28.1%. The decrease was primarily a result of a decrease in pretax earnings of $156,000.


Comparison of Operating Results for the Nine Months Ended September 30, 1996 and September 30, 1995

General
Net earnings for the nine months ended September 30, 1996 were $712,000, a decrease of $143,000, or 20.0%, from net earnings of $855,000 for the nine months ended September 30, 1995. The decrease in net earnings resulted primarily from an increase in the FDIC insurance premiums of $162,000, net of tax, as a result of the special SAIF assessment as discussed above.

Interest Income
Interest income for the nine months ended September 30, 1996 was $3.4 million compared to $3.2 million for the nine months ended September 30, 1995, an increase of $229,000, or 7.2%. The increase in interest income was the result of an increase in the average balance of interest-earning assets primarily due to an increase in the average balance of net loans receivable. In addition, the yield on interest-earning assets increased for the nine months ended September 30, 1996. This increase was primarily due to an increase in the yield on loans and mortgage-backed securities. The increase in the yields on loans and mortgage-backed securities reflects the current rate environment.

Interest Expense
Interest expense for the nine months ended September 30, 1996 was $1.3 million compared to $1.2 million for the nine months ended September 30, 1995, an increase of $106,000, or 8.9%. The increase of interest expense was primarily due to the increase in the average balance of interest-bearing deposits for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. The increase in the average balance was offset by a decrease in the average cost of funds for deposits. The decrease in the cost of funds was primarily due to higher rate certificates of deposit maturing and repricing at slightly lower rates.

Provision for Loan Losses
The Bank's provision for loan losses was $50,000 for the nine months ended September 30, 1996 compared to zero for the nine months ended September 30, 1995. The increase was primarily a result of increased delinquencies of multi-family and commercial real estate loans. Management does not anticipate increased delinquencies to become a trend. At September 30, 1996, the Bank's allowance for loan losses totaled $186,000, or .52% of total loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the nine months ended Sseptember 30, 1995 is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Noninterest Income
Noninterest income for the nine months ended September 30, 1996 was $44,000 compared to $39,000 for the nine months ended September 30, 1996. The increase was due to a slight increase in service charges.

Noninterest Expense
Noninterest expense was $919,000 for the nine months ended September 30, 1996 compared to $630,000 for the nine months ended September 30, 1995, an increase of $289,000. The increase was primarily a result of a $267,000 increase in FDIC insurance as a result of a one-time special SAIF assessment of approximately 65.7% of deposit balances as of March 31, 1995 as discussed above. In addition, occupancy and equipment expense increased by $9,000 due to remodeling expenses.

Income Taxes
Income taxes were $481,000 for the nine months ended September 30, 1996 compared to $549,000 for the nine months ended September 30, 1995, a decrease of $68,000, or 12.4%. The decrease was primarily a result of a decrease in pretax earnings of $211,000.

                          PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  a.       None

                  b.       None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PS FINANCIAL, INC.


Date: November 25, 1996        By: /s/Kimberly Rooney
     --------------------------   ---------------------------------------------
                                  Kimberly Rooney
                                  Chief Executive Officer
                                  (Principal Executive Officer)



Date: November 25, 1996        By: /s/Jeffrey Przybyl
     --------------------         ---------------------------------------------
                                  Jeffrey Przybyl
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)