Form 10KSB
period 1996-12-31
PS FINANCIAL INC
filed 1997-03-31
CIK 1021575

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For  the  transition  period  from   ________________  to  ________________
     Commission File Number



                               PS FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Delaware                                   36-4101473
---------------------------------------------     ------------------------------
(State or Other Jurisdiction of Incorporation    (I.R.S. Employer Identification
            or Organization                                    Number)



4800 South Pulaski Road, Chicago, Illinois                        60632-4195
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

       Registrant's telephone number, including area code: (773) 376-3800


           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)


         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ].

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

         State issuers' revenues for its most recent fiscal year: $4.7 million

         As of March 25, 1997, the Registrant had 2,182,125 shares of Common Stock issued and outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of February 1, 1997, was $24.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)


                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 1996.

         Part III of Form 10-KSB - Portions of The Proxy Statement for Annual Meeting of Stockholders to be held in 1996.

                                     PART I

Item 1. Description of Business

Forward Looking Statements
         When used in this Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The  Company  does  not  undertake,   and  specifically  disclaims  any
obligation, to update any forward-looking statements to reflect occurences or unanticipated events or circumstances after the date of such statements.

 General
         PS Financial, Inc. (the "Company"), a Delaware corporation, was organized to act as the holding company for Preferred Savings Bank ("Preferred Savings" or the "Bank") upon completion of the Bank's conversion from the mutual to the stock form or organization (the "Conversion"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the Common Stock of the Bank to be outstanding upon completion of the Conversion. The Conversion was completed on November 26, 1996. All references to the Company, unless otherwise indicated, at or before November 26, 1996 refer to the Bank and its subsidiary on a consolidated basis. The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market System under the symbol "PSFI."

         At December 31, 1996, the Company had total assets of $75.1 million, deposits of $42.2 million and stockholders' equity of $32.1 million. the executive offices of the Company are located at 4800 South Pulaski Road, Chicago, Illinois 60632, and its telephone number at that address is (773) 376-3800.

         As a community-oriented financial institution, Preferred Savings seeks to serve the financial needs of communities in its market area. Preferred Savings' business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one- to four-family residential mortgage loans and, to a lesser extent, multi-family, commercial real estate and consumer loans in its market area. The Bank also invests in mortgage-backed and other securities and other permissible investments.

         The Bank offers a variety of accounts having a range of interest rates and terms. The Bank's deposits include passbook accounts, money market accounts and certificate accounts with terms of six months to five years. The Bank solicits deposits only in its primary market area and does not accept brokered deposits.

Market Area
         Preferred Savings serves primarily the southwest side of Chicago and Cook County, Illinois through its office located at 4800 South Pulaski Road in Chicago, Illinois. Preferred Savings' market area for loans includes primarily Cook County, Illinois and, to a lesser extent, portions of DuPage and Will Counties, Illinois. The market area for deposits includes primarily the southwest side of the City of Chicago including the Garfield Ridge, Archer Heights and Brighton Park areas of Chicago. The southwest side of Chicago includes a diverse population of low- and moderate-income neighborhoods. The housing in these neighborhoods consists primarily of two- to six-unit apartments and single family residences.

         The Bank's market area also includes small strip shopping centers, small retail and medical offices, and small- to medium-size manufacturing facilities as well as the Chicago Metropolitan area's second largest airport, Midway Airport. Management believes the economic and demographic characteristics of its market area to be generally stable.

Lending Activities
         General. The principal lending activity of the Bank is originating for its portfolio fixed rate mortgage loans secured by one- to four-family residences located primarily in the Bank's market area. To a much lesser extent, Preferred Savings also originates commercial real estate, multi-family and consumer loans in its market area. At December 31, 1996, the Bank's total loans receivable, net totaled $35.9 million. See "- Originations and Purchases of Loans" and "Use of Proceeds."

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of the Bank's loan portfolio in dollar amounts and in percentages as of the dates indicated.


                                                                         December 31,
                                 -----------------------------------------------------------------------------     February 28,
                                         1996              1995               1994                1993                 1993
                                 -----------------------------------------------------------------------------  --------------------
                                    Amount  Percent   Amount  Percent    Amount   Percent    Amount    Percent   Amount    Percent
                                                                                 (Dollars in Thousands)

Real Estate Loans:
  One- to four-family............  $26,998   73.72%  $25,858    73.44%  $24,711     73.62%  $23,403     74.45%  $25,411     76.32%
  Multi-family...................    6,088   16.62     6,094    17.31     5,929     17.66     5,452     17.34     6,157     18.49
  Commercial.....................    3,183    8.69     2,953     8.39     2,904      8.65     2,546      8.10     1,681      5.05
  Construction...................      336    0.92       286     0.81       ---       ---       ---       ---       ---       ---
                                  --------  ------  --------  ------- ---------   -------   -------   -------   -------    ------
     Total real estate loans.....   36,605   99.95    35,191    99.95    33,544     99.93    31,401     99.89    33,249     99.86
                                   -------           -------  -------   -------   -------   -------   -------   -------    ------

Consumer Loans:
 Deposit account.................       17    0.05        18     0.05        24      0.07        35      0.11        45      0.14
                                  -------- ------- ---------  ------- ---------   -------  --------   ------- ---------    ------
     Total loans.................   36,622  100.00%   35,209   100.00%   33,568    100.00%   31,436    100.00%   33,294    100.00%
                                            ======             ======              ======              ======              ======

Less:
 Deferred fees and discounts.....      493               548                542                 521                 511
 Allowance for loan losses.......      186               136                136                  94                  67
                                   -------          --------           --------            --------           ---------
    Total loans receivable, net..  $35,943           $34,525            $32,890             $30,821             $32,716
                                   =======           =======            =======            ========             =======


         The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.


                                                                         December 31,
                                 ------------------------------------------------------------------------------    February 28,
                                         1996               1995               1994                1993                1993
                                 -------------------------------------------------------------------------------------------------
                                  Amount     Percent   Amount   Percent   Amount    Percent  Amount    Percent   Amount    Percent
                                                                                 (Dollars in Thousands)
Fixed-Rate Loans:
Real estate
  One- to four-family........... $26,998      73.72%  $25,858    73.44%  $24,711     73.62% $23,403     74.45%  $25,411     76.32%
  Multi-family..................   6,088      16.62     6,094    17.31     5,929     17.66    5,452     17.34     6,157     18.49
  Commercial....................   3,183       8.69     2,953     8.39     2,904      8.65    2,546      8.10     1,681      5.05
  Construction..................     ---        ---       ---      ---       ---       ---      ---       ---       ---       ---
                                 -------    -------    ------   ------   -------   -------  -------   -------   -------    ------
   Total real estate loans......  36,269      99.03    34,905    99.14    33,544     99.93   31,401     99.89    33,249     99.86
Consumer loans..................      17       0.05        16     0.04        15      0.05       19      0.06        23      0.07
                                 -------    -------    ------  -------   -------   -------  -------   -------   -------   -------
   Total fixed-rate loans.......  36,286      99.08    34,921    99.18    33,559     99.98   31,420     99.95    33,272     99.93
                                 -------               ------             ------            -------             -------

Adjustable-Rate Loans:
 Real estate - construction.....     336       0.92       286     0.81       ---       ---      ---       ---       ---       ---
 Consumer loans.................     ---        ---         2     0.01         9      0.02       16      0.05        22      0.07
                                 -------   --------    ------  ------- ---------   -------  -------   -------  --------   -------
   Total adjustable-rate loans..     336       0.92       288     0.82         9      0.02       16      0.05        22      0.07
                                 -------   --------    ------  ------- ---------   -------  -------   -------  --------   -------
   Total loans..................  36,622     100.00%   35,209   100.00%   33,568    100.00%  31,436    100.00%   33,294    100.00%
                                           ========            =======             =======             ======             =======

Less
 Deferred fees and discounts....     493                  548                542                521                 511
 Allowance for loan losses......     186                  136                136                 94                  67
                                 -------              -------            -------            -------             -------
   Total loans receivable, net.. $35,943              $34,525            $32,890            $30,821             $32,716
                                 =======              =======            =======            =======             =======


         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                                       Real Estate
                        ------------------------------------------------------------------------------------------------------
                              One- to Four-Family           Multi-family              Commercial              Construction
                                            Weighted                  Weighted              Weighted                 Weighted
                                             Average                   Average               Average                  Average
                              Amount          Rate      Amount          Rate     Amount       Rate       Amount        Rate
                        ------------------------------------------------------------------------------------------------------
                                                                                        (Dollars in Thousands)
      Due During
    Period Ending
     December 31,
-----------------------
1997...................        $  87           8.30%    $   5           9.50%   $  ---          ---%      $ 336        9.25%
1998...................          358           7.60       ---            ---       ---          ---         ---         ---
1999 and 2000..........          398           9.00       688           9.25       156        10.81         ---         ---
2001 to 2005...........        3,355           8.79     2,630           8.86     1,791         9.47         ---         ---
2006 to 2020...........       22,800           8.34     2,765           8.90     1,236         9.62         ---         ---
2021 and following.....          ---            ---       ---            ---       ---          ---         ---         ---
                             -------         ------    ------         ------    ------       ------      ------       -----
  Total:                     $26,998           8.39%   $6,088           8.92%   $3,183         9.59%      $ 336        9.25%
                             =======                   ======                   ======                   ======



                                Consumer                   Total
                        --------------------------------------------------
                                      Weighted                    Weighted
                                       Average                     Average
                           Amount       Rate        Amount           Rate
                        --------------------------------------------------
     Due During
    Period Ending
     December 31,
-----------------------
1997...................   $    7         7.00%     $  435           9.00%
1998...................       10         6.98         368           7.58
1999 and 2000..........      ---          ---       1,242           9.36
2001 to 2005...........      ---          ---       7,776           8.97
2006 to 2020...........      ---          ---      26,801           8.45
2021 and following.....      ---          ---         ---            ---
                          ------       ------     -------         ------
  Total:                  $   17         6.99%    $36,622           8.59%
                          ======                  =======



         The total amount of loans due after December 31, 1997 which have predetermined interest rates is $36.2 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $0.

         Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1996, based on the above, the Bank's regulatory loans-to-one borrower limit was approximately $4.8 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. As of December 31, 1996, the largest dollar amount outstanding or committed to be lent to one borrower or, group of related borrowers, was 11 loans totaling $847,000 secured by multi-family, commercial and one- to four-family real estate. The second largest group of loans outstanding to a group of related borrowers was 3 loans totaling $748,000 secured by multi-family real estate. At December 31, 1996, these loans were performing in accordance with their terms.

         All of the Bank's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank's appraisal policy). The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns or confirmations. All loans originated by Preferred Savings are approved by the full board.

         The Bank requires title insurance or other evidence of title on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

         One- to Four-Family Residential Real Estate Lending. The cornerstone of the Bank's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. Historically, the Bank focused on fixed rate loans with 15 year terms with 25 year amortization maturities. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area. All mortgage loans originated by the Bank are retained and serviced by it.

         As of December 31, 1996, $7.6 million or 28.1% the Bank's one- to four-family residential loan portfolio was secured by properties with two or more units. At that date, the average outstanding residential loan balance was approximately $64,000.

         The Bank currently offers fixed-rate mortgage loans with maturities from 15 to 25 years and balloon loans with terms of up to 15 years with 25 year amortization schedules. Interest rates and fees charged on these fixed-rate loans are established on a regular basis according to market conditions. See "- Originations and Purchases of Loans."

         The Bank also originates a limited number of loans secured by condominiums located in its market area. Condominium loans are made on substantially the same terms as one- to four-family loans. At December 31, 1996, the Bank had $1.1 million of condominium loans.

         Preferred Savings will generally lend up to 80% (or up to 85% on a case-by-case basis) of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans. The loan-to-value ratio on non-owner occupied, one- to four-family loans is generally 80% of the lesser of the sales price or appraised value of the security property. Non-owner occupied one- to four-family loans may pose a greater risk to the Bank than traditional owner occupied one- to four-family loans. In underwriting one- to four-family residential real estate loans, the Bank currently evaluates both the borrower's ability to make principal, interest and escrow payments, the value of the property that will secure the loan and debt to income ratios.

         Residential loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Properties securing one- to four-family residential real estate loans made by Preferred Savings are appraised by independent appraisers.

         Since under its current policy, the Bank originates all mortgage loans for its portfolio, the Bank's loans are not underwritten to permit their sale in the secondary market.

         The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

         Multi-family and Commercial Real Estate Lending. In recognition of the many small apartment buildings and businesses in the Bank's market area and in order to increase the interest rate sensitivity and yield of its loan portfolio and to complement residential lending opportunities, the Bank has originated permanent multi-family and commercial real estate loans. At December 31, 1996, the Bank had $3.2 million in commercial real estate loans, representing 8.7% of the total loan portfolio, and $6.1 million in multi-family loans, or 16.7% of the Bank's total loan portfolio.

         The Bank's multi-family and commercial real estate loan portfolio includes loans secured by small apartment buildings, office buildings and other income producing properties located in its market area.

         The Bank's permanent multi-family and commercial real estate loans generally carry a maximum term of 15 years and have fixed rates. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property. Appraisals on properties securing multi-family and commercial real estate loans are performed by an independent appraiser designated by the Bank at the time the loan is made. All appraisals on multi-family or commercial real estate loans are reviewed by the Bank's board. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. The Bank obtains personal guarantees on these loans.

         The table below sets forth, by type of security property, the number and amount of Preferred Savings' multi-family and commercial real estate loans at December 31, 1996. Substantially all of the loans referred to in the table below are secured by properties located in the Bank's market area.


                                                                                     Outstanding        Amount
                                                                        Number of     Principal     Non-Performing
                                                                          Loans        Balance       or of Concern
                                                                        ------------------------------------------
                                                                                   (Dollars in Thousands)
Commercial real estate:
    Small business facilities.......................................         19       $2,230              $    --
    Office buildings................................................          5          631                   --
    Three flats.....................................................          4          322                   --
Multi-family........................................................         41        6,088                   --
                                                                          ------      --------            --------
    Total multi-family and commercial real estate loans.............         69       $9,271              $    --
                                                                          ======      ========            ========


         At December 31, 1996, the Bank's largest commercial real estate or multi-family loan outstanding totaled $334,000 and was secured by a 16 unit apartment complex located in Cicero, Illinois.

         Multi-family and commercial real estate loans may present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. At December 31, 1996, there were no multi-family loans or commercial real estate loans delinquent 90 days or more.

         Construction Lending. The Bank occasionally purchases participation interests in construction loans to builders or developers for the construction of small residential or commercial properties. Such properties are generally located in Illinois. At December 31, 1996, the Bank's construction lending portfolio consisted of a participation interest in a construction loan of $336,000 or 0.9% of the Bank's real estate loan portfolio.

         Consumer Lending. Federally chartered savings institutions may invest up to 35% of assets in consumer loans (including any investment in investment grade and commercial paper and corporate debt securities). The Bank originates consumer loans secured by deposit accounts. At December 31, 1996, consumer loans totaled $17,000, or 0.05% of the Bank's total loan portfolio. In order to increase the yield and interest rate sensitivity of its loan portfolio, management is also considering offering various types of home equity loans.

Originations and Purchases of Loans

         Real estate loans are originated by Preferred Savings' staff through referrals from existing customers or real estate agents.

         The Bank's ability to originate loans is dependent upon customer demand for loans in its market and to a limited extent, various marketing efforts. Demand is affected by both the local economy and the interest rate environment. See "- Market Area." Under current policy, all loans originated by Preferred Savings are retained in the Bank's portfolio.

         In the past, the Bank has purchased participation interests in construction loans originated by a local financial institution. All such loans are secured. At December 31, 1996, the Bank had $336,000 of participation interests in construction loans. The Bank intends to continue to purchase such loans in the future, subject to market conditions.

         From time to time, in order to supplement loan originations, the Bank has acquired mortgage-backed and other securities which are held, depending on the investment intent, in the "held-to-maturity" or "available-for-sale" portfolios. See "- Investment Activities - Mortgage- Backed Securities" and Note 2 to the Notes to Consolidated Financial Statements.

         The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.




                                                                 Year Ended                   10 Months
                                                                 December 31,                    Ended
                                                      -----------------------------------     December 31,
                                                        1996         1995         1994           1993
                                                      -------------------------------------------------
                                                                       (In Thousands)

Originations by type:
    Real estate - one- to four-family...........       $6,351      $ 5,162      $ 6,951        $ 6,050
                - multi-family..................        2,678          821        1,180            ---
                - commercial....................        1,077        1,270        1,315          1,080
    Passbook....................................           15            9           12             40
                                                      -------     --------     --------       --------
         Total loans originated.................       10,121        7,262        9,458          7,170
                                                       ------      -------      -------        -------

Purchases:
    Real estate - construction..................          574          551          ---            ---

Sales and Repayments:
    Principal repayments........................        9,282        6,172        7,326          9,028
    Increase (decrease) in other items, net(1)..            5           (6)         (63)           (37)
                                                      -------     --------     --------       --------
         Net increase (decrease)................       $1,418      $ 1,635      $ 2,069        $(1,895)
                                                       ======      =======      =======        =======


(1) Other items consist primarily of deferred fees and the allowance for loan losses.

Delinquencies and Non-Performing Assets

         Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. Generally, Bank personnel work with the delinquent borrower on a case by case basis to solve the delinquency. Generally, a late notice is sent on all delinquent loans over 20 days delinquent. Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent for 90 days, the Bank may institute appropriate action to foreclose on the property. If a borrower agrees to a payment plan to bring a delinquent loan current, a designated lending officer monitors the loan for compliance with the payment agreement. If foreclosed, the property is sold at public sale and may be purchased by the Bank.

         Real estate acquired by Preferred Savings as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value less estimated selling costs. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized. The Bank had no real estate acquired as a result of foreclosure during the last five years.

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 1996.


                                                                       Loans Delinquent For:
                                ----------------------------------------------------------------------------------------------------
                                              30-59 Days                       60-89 Days                    90 Days and Over
                                ----------------------------------------------------------------------------------------------------
                                                           Percent                         Percent                          Percent
                                                           of Loan                         of Loan                          of Loan
                                      Number    Amount     Category    Number    Amount    Category   Number     Amount     Category
                                ----------------------------------------------------------------------------------------------------
                                                                                      (Dollars in Thousands)
Real Estate:
  One- to four-family...........        10       $793        2.94%        4       $404       1.50%        5       $282        1.04%
  Multi-family..................       ---        ---         ---       ---        ---        ---       ---        ---        ---
  Commercial real estate........         2        288        9.05       ---        ---        ---       ---        ---        ---
  Construction or development...       ---        ---         ---       ---        ---        ---       ---        ---        ---
  Consumer......................       ---        ---         ---       ---        ---        ---       ---        ---        ---
  Commercial business...........       ---        ---         ---       ---        ---        ---       ---        ---        ---

Consumer........................       ---        ---         ---       ---        ---        ---       ---        ---        ---
                                      ----    -------      ------      ----      -----      -----      ----      -----      -----
     Total......................        12     $1,081        2.95%        4       $404       1.10%        5       $282       0.78%
                                       ===     ======                  ====       ====                 ====       ====




                                      Total Delinquent Loans
                                --------------------------------
                                                        Percent
                                                        of Loan
                                   Number   Amount      Category
                                --------------------------------

Real Estate:
  One- to four-family...........     19     $1,479        5.48%
  Multi-family..................    ---        ---         ---
  Commercial real estate........      2        288        9.05
  Construction or development...    ---        ---         ---
  Consumer......................    ---        ---         ---
  Commercial business...........    ---        ---         ---

Consumer........................    ---        ---         ---
                                  -----    -------      ------
     Total......................     21     $1,767        4.82%
                                   ====     ======


         Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as a loss, the institution charges off such amount against the loan loss allowance. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

         On the basis of management's review of its assets, at December 31, 1996, the Bank had classified a total of $268,000 of its loans consisting of one- to four-family residential real estate as follows:


                                                         December 31, 1996
                                                         -----------------
                                                           (In Thousands)

Substandard...................................................  $282
Doubtful......................................................   ---
Loss..........................................................   ---
                                                               -----
     Total....................................................  $282
                                                                ====


         At December 31, 1996, Preferred Savings' classified assets consist of the non-performing loans. As of the date hereof, these asset classifications are materially consistent with those of the OTS and FDIC. When loans are classified as a "loss," they are charged off against the loan loss allowance.

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. For all years presented, the Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.


                                                                 December 31,
                                                 ----------------------------------------      February 28,
                                                    1996       1995       1994       1993         1993
                                                    ----       ----       ----       ----         ----
                                                               (Dollars in Thousands)

Non-accruing loans over 90 days delinquent:
  One- to four-family.......................       $ 268     $  775     $  334     $  170        $  106
  Multi-family..............................         ---        ---        ---        ---           ---
  Commercial real estate....................         ---        ---        ---        ---           ---
  Commercial business.......................         ---        ---        ---        ---           ---
                                                 -------   --------    -------   --------      --------
     Total..................................         268        775        334        170           106
                                                  ------     ------     ------     ------        ------

Accruing loans delinquent more than 90 days.          14        ---        ---          6           ---

Foreclosed assets...........................         ---        ---        ---        ---           ---
                                                 -------   --------  ---------   --------      --------

Total non-performing assets.................       $ 282     $  775    $   334     $  176        $  106
                                                   =====     ======    =======     ======        ======
Total as a percentage of total assets.......        0.37%      1.45%      0.65%      0.33%         0.21%
                                                  ======     ======   ========    =======       =======


         For the year ended December 31, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $23,000. The amounts that were included in interest income on such loans were $18,000.

         At December 31, 1996, the Bank's non-accruing loans greater than 90 days included four loans secured by single-family real estate totaling $268,000.

         Other Assets of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 1996, there were no loans or other assets with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         The following table sets forth an analysis of the Bank's allowance for loan losses.




                                                                                                          10 Months     Year Ended
                                                                 Year Ended December 31,                     Ended      -----------
                                                           ---------------------------------------        December 31,  February 28,
                                                                1996           1995           1994           1993           1993
                                                                                 (Dollars in Thousands)

Balance at beginning of period.......................           $136           $136           $ 94           $ 67           $ 43

Charge-offs..........................................            ---            ---            ---            ---            ---
Recoveries...........................................            ---            ---            ---            ---            ---
                                                              ------          -----         ------         ------         ------
Net charge-offs......................................            ---            ---            ---            ---            ---
Additions charged to operations......................             50            ---             42             27             24
                                                               -----         ------          -----          -----          -----
Balance at end of period.............................           $186           $136           $136           $ 94           $ 67
                                                                ====           ====           ====           ====           ====

Ratio of net charge-offs during the period to
 average loans outstanding during the period.........            ---%           ---%           ---%           ---%           ---%
                                                               =====         ======         ======          =====          =====

Ratio of net charge-offs during the period to
 average non-performing assets.......................            ---%           ---%           ---%           ---%           ---%
                                                               =====         ======         ======          =====          =====

Ratio of allowance for loan losses to total loans....           0.51%          0.39%          0.41%          0.30%          0.20%
                                                                ====           ====           ====           ====           ====


                  The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:



                                                                        December 31,
                         ------------------------------------------------------------------------------------------------
                                      1996                             1995                             1994
                         ------------------------------------------------------------------------------------------------
                                                Percent                          Percent                        Percent
                                                of Loans                         of Loans                       of Loans
                                      Loan      in Each                Loan      in Each                Loan    in Each
                         Amount of   Amounts    Category  Amount of   Amounts    Category  Amount of  Amounts   Category
                         Loan Loss     by       to Total  Loan Loss     by       to Total  Loan Loss     by         to
                         Allowance  Category      Loans   Allowance  Category      Loans   Allowance  Category    Loans
                                                                       (In Thousands)

One- to four-family...     $  27     $26,998      73.72%    $ 26      $25,858      73.44%     $ 25     $24,711    73.62%
Multi-family..........        15       6,088      16.62       15        6,094      17.31        15       5,929    17.66
Commercial real estate         8       3,183       8.69        7        2,953       8.39         7       2,904     8.65
Construction..........         1         336       0.92        1          286        .81       ---         ---      ---
Consumer..............       ---          17       0.05      ---           18        .05       ---          24      .07
Unallocated...........       135         ---        ---       87          ---        ---        89         ---      ---
                            ----   ---------       ----    -----     --------       ----    ------   ---------     ----
     Total............      $186     $36,622     100.00%    $136      $35,209     100.00%     $136     $33,568   100.00%
                            ====     =======     ======     ====      =======     ======      ====     =======   ======



                              December 31,
                      -------------------------------
                                  1993                       February 28, 1993
                      ------------------------------- ---------------------------------
                                             Percent                           Percent
                                             of Loans                          of Loans
                                   Loan      in Each                Loan       in Each
                       Amount of Amounts     Category   Amount of  Amounts     Category
                       Loan Loss    by       to Total   Loan Loss    by        to Total
                       Allowance Category     Loans     Allowance Category      Loans


One- to four-family...    $23    $23,403      74.45%       $25    $25,411      76.32%
Multi-family..........     14      5,452      17.34         15      6,157      18.49
Commercial real estate      6      2,546       8.10          4      1,681       5.05
Construction..........    ---        ---        ---        ---        ---        ---
Consumer..............    ---         35        .11        ---         45        .14
Unallocated...........     51        ---        ---         23        ---        ---
                         ----   --------       ----       ----   --------       ----
     Total............    $94    $31,436     100.00%       $67    $33,294     100.00%
                          ===    =======     ======        ===    =======     ======



         The allowance for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of the risk inherent in its entire loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers the market value of the underlying collateral, growth and composition of the loan portfolio, delinquency trends, adverse situations that may affect the borrower's ability to repay, prevailing and projected economic conditions and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, net realizable values, the current and prospective loan portfolio and current economic conditions are considered.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen economic and market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

Investment Activities

         General. Preferred Savings must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.
Historically, Preferred Savings has maintained liquid assets at levels significantly above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 1996, the Company's liquidity ratio for regulatory purposes was 30.5%.

         Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the Company's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. Prior to December 31, 1993, the Bank recorded its investments in its investment securities portfolio at the lower of cost or current market value if held for sale or at amortized cost if held for investment. Unrealized declines in the market value of securities held to maturity were not reflected in the financial statements; however, unrealized losses in the market value of securities held for sale were recorded as a charge to current earnings. Effective December 31, 1993, Preferred Savings adopted SFAS
115. As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that Preferred Savings has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. At December 31, 1996, the Company had no securities which were classified as trading and no securities classified as held-to-maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings. At December 31, 1996, $24.1 million of securities and $4.7 million of mortgage-backed securities were classified as available-for-sale.

         Securities. In order to supplement loan volume, invest excess liquidity and increase holdings of short and medium term assets, the Company invests in liquidity investments and in high-quality investments, such as U.S. Treasury and agency obligations. At December 31, 1996 and December 31, 1995, the Company's securities portfolio totaled $24.1 million and $9.7 million, respectively. At December 31, 1996, the Company did not own any investment securities of a single issuer which exceeded 10% of the Company's retained earnings, other than U.S. government securities and federal agency obligations. See Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's securities portfolio.

         The following table sets forth the composition of the Company's securities and other interest-earning assets at the dates indicated.


                                                                                 December 31,
                                               ---------------------------------------------------------------------------------
                                                        1996                1995               1994                  1993
                                               ---------------------------------------------------------------------------------
                                                 Carrying   % of    Carrying   % of     Carrying   % of     Carrying      % of
                                                   Value    Total     Value    Total      Value    Total      Value       Total
                                                                                             (Dollars in Thousands)

Securities held-to-maturity:
  U.S. government securities...................    $  ---     ---% $    ---      ---%  $    201     2.67%  $    403       4.27%

Securities available-for-sale:
  U.S. government securities...................    13,993   58.11     3,527    36.22      4,880     64.84     2,999      31.74
  Federal agency obligations...................    10,087   41.89     6,212    63.78      2,445     32.49       ---        ---
  Marketable equity securities.................       ---     ---       ---      ---        ---       ---     6,045      63.99
                                               ---------- -------- --------  -------    -------   -------   -------     ------
     Total securities..........................   $24,080  100.00% $  9,739   100.00%  $  7,526    100.00% $  9,447     100.00%
                                                  =======  ======    ======   ======     ======    ======    ======     ======
Average remaining life of securities...........                     3.97 yrs.           2.00 yrs.          1.41 yrs.(1)

Other interest-earning assets:
  Interest-bearing deposits with other banks...   $ 8,427   95.88% $  3,086    90.05%  $  6,060     95.15% $  7,151      72.13%
  Repurchase agreements........................       ---     ---       ---      ---        ---       ---       750       7.57
  Money market mutual finds....................       ---     ---       ---      ---        ---       ---       165       1.66
  Federal funds sold...........................       ---     ---       ---      ---        ---       ---     1,500      15.13
  Federal Home Loan Bank Stock.................       362    4.12       341     9.95        309      4.85       348       3.51
                                                 -------- -------  --------  -------   --------   -------   -------    -------
     Total.....................................   $ 8,789  100.00%  $ 3,427   100.00%   $ 6,369    100.00%  $ 9,914     100.00%
                                                  =======  ======   =======   ======    =======    ======   =======     ======


(1)  Excludes marketable equity securities.


         The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.


                                                                  December 31, 1996
                                  --------------------------------------------------------------------------------------
                                     Less Than       1 to 5         5 to 10       Over
                                      1 Year          Years          Years       10 Years         Total Securities
                                  --------------------------------------------------------------------------------------
                                  Carrying Value Carrying Value Carrying Value Carrying Value Carrying Value  Fair Value
                                  --------------------------------------------------------------------------------------
                                                     (Dollars in Thousands)

U.S. government securities....         $6,013       $ 7,980         $  ---       $    ---        $13,993        $13,993
Federal agency obligations....          2,755         3,948          3,384            ---         10,087         10,087
                                      -------       -------        -------      ---------       --------       --------
Total investment securities...         $8,768       $11,928         $3,384       $    ---        $24,080        $24,080
                                       ======       =======         ======       ========        =======        =======
Weighted average yield........           5.88%         5.85%          7.17%           ---%          6.05%



         See Note 2 of the Notes to the Consolidated Financial Statements for a discussion of the Bank's securities portfolio.

         Mortgage-Backed Securities. In order to supplement loan and investment activities, the Company invests in mortgage-backed securities.

         Consistent with its asset/liability management strategy, at December 31, 1996, $1.5 million, or 31.9% of the Company's mortgage-backed securities have adjustable interest rates. For information regarding the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to the Consolidated Financial Statements.

         As of December 31, 1996, all of the mortgage-backed securities owned by the Company were issued, insured or guaranteed either directly or indirectly by a federal agency. As a result, the Company did not have any mortgage-backed securities in excess of 10% of retained earnings except for federal agency obligations.

         To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OTS, requires the Bank to annually test its CMOs and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year, mortgage-backed, pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 which are classified as high risk at the time of purchase must be carried in the institution's trading account or as assets held for sale. At December 31, 1996, none of the Company's mortgage-backed securities were classified as "high-risk."

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.


                                                                                                     December 31,
                                                  ----------------------------------------------------------------------------------
                                                         1996                    1995                 1994                1993
                                                  ---------------------------------------------------------------------------------
                                                  Carrying    % of       Carrying     % of   Carrying     % of    Carrying    % of
                                                    Value     Total        Value      Total    Value      Total     Value     Total
                                                    -----     -----        -----      -----    -----      -----     -----     -----
                                                                                    (Dollars in Thousands)
Mortgage-backed securities held to maturity:
  FNMA...........................................  $  ---       ---%     $  ---        ---%   $1,792     51.41%    $2,026   100.00%
Mortgage-backed securities available for sale:
  GNMA...........................................     662     14.08         766      18.15       773     22.17        ---      ---
  FNMA...........................................   1,736     36.92       2,426      57.49       ---       ---        ---      ---
  FHLMC..........................................   2,304     49.00       1,028      24.36       921     26.42        ---      ---
                                                   ------      -----    -------     ------    ------    ------     ------   ------
     Total mortgage-backed securities............  $4,702    100.00%     $4,220     100.00%   $3,486    100.00%    $2,026   100.00%
                                                   ======    ======      ======     ======    ======    ======     ======   ======



         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at December 31, 1996.




                                                                       Due In                           December 31,
                                                      -----------------------------------------------       1996
                                                     Less than      1 to       5 to 10       Over         Balance
                                                      1 Year       5 Years      Years      10 Years     Outstanding
                                                      -------------------------------------------------------------
                                                                          (In Thousands)

Federal Home Loan Mortgage Corporation...........     $   ---       $  ---      $  ---       $2,304         $2,304
Federal National Mortgage Association............         ---          761         975          ---          1,736
Government National Mortgage Association.........         ---          ---         ---          662            662
                                                      -------      -------      ------       ------         ------
     Total.......................................     $   ---        $ 761       $ 975       $2,966         $4,702
                                                      =======        =====       =====       ======         ======


         At December 31, 1996, the dollar amount of all mortgage-backed securities due after December 31, 1997, which had fixed interest rates and floating or adjustable rates totaled $3.2 million and $1.5 million, respectively.

         The market values of a portion of the Company's mortgage-backed securities held-to-maturity have been from time to time lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns. See Note 2 of the Notes to the Consolidated Financial Statements.

         The following table shows mortgage-backed securities purchase, sale and repayment activities of the Company for the periods indicated.




                                                                                          10 Months
                                                  Year Ended December 31,                   Ended
                                              -----------------------------------        December 31,
                                                  1996          1995         1994            1993
                                                  ----          ----         ----            ----
                                                                 (In Thousands)
Purchases:
  Adjustable-rate(1).....................     $    ---       $ 1,023      $ 2,047         $    ---
  Fixed-rate(1)..........................        2,458           917          ---            2,026
                                               -------     ---------    ---------          -------
         Total purchases.................        2,458         1,940        2,047            2,026

Sales:
  Adjustable-rate(1).....................        1,283           814          ---              ---

Repayments:
  Principal repayments...................          673           476          437              ---
  Other increase (decrease)..............          (20)           84         (150)             ---
                                                ------      --------     --------         --------
         Net increase (decrease).........        $ 482      $    734      $ 1,460          $ 2,026
                                                 =====      ========      =======          =======

(1)  Consists of pass-through securities.

Sources of Funds

         General. The Bank's primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and funds provided from operations.

         Deposits. Preferred Savings offers deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, money market and various certificate accounts. The Bank does not currently offer transaction accounts but may consider offering such accounts in the future depending on the level of consumer demand for such accounts in its market area. The Bank only solicits deposits in its market area and does not currently use brokers to obtain deposits.

         The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As a result, as customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. In the future, the Bank may offer transaction accounts to meet the needs of changing customers as well as increase its deposit promotion and advertising.

         Management believes that the "core" portion of the Bank's regular savings and money market accounts can have a lower cost and be more resistant to interest rate changes than certificate accounts. The Bank continues to utilize customer service and marketing initiatives in an effort to maintain and increase the volume of such deposits. However, the ability of the Bank to attract and maintain these accounts (as well as certificate accounts) has been and will be affected by market conditions.

         The following table sets forth the savings flows at the Bank during the periods indicated.





                                                                                            10 Months
                                                      Year Ended December 31,                 Ended
                                                  ------------------------------------     December 31,
                                                     1996         1995          1994           1993
                                                     ----         ----          ----           ----
                                                             (Dollars in Thousands)

Opening balance.............................      $ 41,047     $ 40,057      $ 41,139       $ 40,363
Deposits....................................        51,120       24,295        24,604         15,841
Withdrawals.................................       (51,599)     (24,759)      (26,856)       (16,193)
Interest credited...........................         1,635        1,454         1,170          1,128
                                                   -------     --------      --------       --------

Ending balance..............................       $42,203     $ 41,047      $ 40,057       $ 41,139
                                                   =======     ========      ========       ========

Net increase (decrease).....................       $ 1,156    $     990     $ (1,082)      $     776
                                                   =======    =========     ========       =========

Percent increase (decrease).................          2.82%        2.47%       (2.63)%          1.92%
                                                      ----       ------       ------          ------

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.


                                                                         December 31,
                                    ------------------------------------------------------------------------------------
                                            1996                 1995                  1994                  1993
                                    ------------------------------------------------------------------------------------
                                                Percent              Percent               Percent               Percent
                                      Amount   of Total    Amount   of Total     Amount   of Total     Amount   of Total
                                      ------   --------    ------   --------     ------   --------     ------   --------
                                                                   (Dollars in Thousands)
Transactions and Savings Deposits:
-----------------------------------
Passbook Accounts - 3.00%(1).......  $20,492     48.56%   $19,409     47.29%    $20,750     51.80%    $22,989     55.88%
Money Market Accounts - 3.25%(1)...    1,495      3.54      1,601      3.90       1,924      4.80       2,029      4.93
                                    --------    ------     ------    ------    --------    ------    --------    ------

Total Non-Certificates.............   21,987     52.10     21,010     51.19      22,674     56.60      25,018     60.81
                                    --------     -----     ------    ------    --------    ------    --------    ------

Certificates:

 0.00 -  3.99%.....................      ---       ---         49      0.12       5,130     12.81      12,935     31.44
 4.00 -  5.99%.....................   19,231     45.57     16,222     39.52      11,669     29.13       2,343      5.70
 6.00 -  7.99%.....................      985      2.33      3,766      9.17         494      1.23         668      1.62
 8.00 and over.....................      ---       ---        ---       ---          90       .23         175       .43
                                   ---------  --------   --------  --------     -------   -------   ---------   -------

Total Certificates.................   20,216     47.90     20,037     48.81      17,383     43.40      16,121     39.19
                                      ------    ------    -------    ------    --------    ------    --------    ------
Total Deposits.....................  $42,203    100.00%   $41,047    100.00%    $40,057    100.00%    $41,139    100.00%
                                     =======    ======    =======    ======     =======    ======     =======    ======


(1)  At December 31, 1996.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1996.



                             Less Than        1 to 2         2 to 3         3 to 4         4 to 5
                               1 Year          Years          Years          Years          Years           Total
                       ------------------------------------------------------------------------------------------
                                                         (Dollars in Thousands)

5.00 - 5.99%..........         $16,619        $ 1,994         $  478         $   32         $  107        $19,230
6.00 - 6.99%..........             505            ---             88            119            171            883
7.00 - 7.99%..........             ---            ---            ---            103            ---            103
                            ----------      ---------       --------         ------       --------       --------
                               $17,124        $ 1,994         $  566         $  254         $  278        $20,216
                               =======        =======         ======         ======         ======        =======



         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1996.


                                                                         Maturity
                                                      --------------------------------------------------
                                                                       Over        Over
                                                      3 Months        3 to 6      6 to 12        Over
                                                       or Less        Months       Months      12 months      Total
                                                       -------        ------       ------      ---------      -----
                                                                           (In Thousands)

Certificates of deposit of less than $100,000....       $6,796        $5,462       $4,060        $2,887      $19,205

Certificates of deposit of $100,000 or more......          300           206          300           205        1,011
                                                        ------       -------      -------        ------       ------

Total certificates of deposit....................       $7,096        $5,668       $4,360        $3,092      $20,216
                                                        ======        ======       ======        ======      =======


         For additional information regarding the composition of the Bank's deposits, see Note 6 of the Notes to the Consolidated Financial Statements.

         Borrowings. In the past, the Bank has not utilized borrowings to fund its operations. Preferred Savings' available sources of funds include advances from the FHLB of Chicago and other borrowings. As a member of the FHLB of Chicago, the Bank is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

Subsidiary Activities

         As a federally chartered savings bank, Preferred Savings is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly.

         At December 31, 1996, Preferred Savings had one wholly owned service corporation, Preferred Service Corporation (the "Subsidiary"). The Subsidiary, an Illinois corporation, was incorporated in 1969 and sells casualty, disability and credit life insurance on an agency basis.

         The Subsidiary had nominal net income for the year ended December 31, 1996. At December 31, 1996, Preferred Savings' investment in the Subsidiary totaled $4,601.

Competition

         Preferred Savings faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks, credit unions mortgage bankers and other savings institutions, which also make loans secured by real estate located in Cook County, Illinois. At December 31, 1996, there were 344 savings institutions, 551 commercial bank offices, 40 savings bank offices and 265 credit unions located in Cook County, Illinois. Preferred Savings competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         Competition for those deposits is principally from commercial banks, credit unions, mutual funds, securities firms and other savings institutions located in the same communities. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Bank competes for these deposits by offering competitive rates, convenient business hours and a customer oriented staff. At December 31, 1996, Preferred Savings' share of deposits in its market area was approximately .04%.

Employees

         At December 31, 1996,  the Bank had a total of 15 full-time  employees.
None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

                                   REGULATION

General

         Preferred Savings is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Preferred Savings is subject to broad federal regulation and oversight extending to all its operations. Preferred Savings is a member of the FHLB of Chicago and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Prior to August, 1996, the Bank was a state chartered savings bank and was subject to the regulation of the State of Illinois Office of Banks and Real Estate (the "Illinois Office of Banks"). As the savings and loan holding company of Preferred Savings, the Holding Company also is subject to federal regulation and oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary savings associations. Preferred Savings is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of Preferred Savings are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Preferred Savings.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, Preferred Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. Prior to its conversion to a federal charter in August 1996, the Bank was examined and filed periodic reports with the Illinois Office of Banks. The last regular Illinois Office of Banks, OTS and FDIC examinations of Preferred Savings were as of May 1994, March 1992 and August 1995, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Preferred Savings to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS.

                  The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Preferred Savings and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of Preferred Savings is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Preferred Savings is in compliance with the noted restrictions.

         Preferred Savings' general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, Preferred Savings' lending limit under this restriction was $4.8 million. Preferred Savings is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

Insurance of Accounts and Regulation by the FDIC

         Preferred Savings is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. For the first six months of 1995, the assessment schedule for Bank Insurance Fund ("BIF") members and SAIF members ranged from .23% to .31% of deposits.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF-insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF-insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF-insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to
 .27%. The SAIF rates, however, were not adjusted. As a result of these revisions, BIF members will generally pay lower premiums.

         The SAIF is not expected to attain the designated reserve ratio until the year 2002 due to the shrinking deposit base for SAIF assessments and the requirement that SAIF premiums be used to make the interest payments on bonds issued by the Financing Corporation ("FICO") in order to finance the costs of resolving thrift failures in the 1980s. As a result, SAIF members will generally be subject to higher deposit insurance premiums than BIF members until, all things being equal, the SAIF attains the required reserve ratio.

         In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 provided no savings associations then exist.

Regulatory Capital Requirements

         Federally insured savings associations, such as Preferred Savings, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The

OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual Preferred Savings stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1996, Preferred Savings did not have any intangible assets recorded as assets on its financial statements.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital.

         At December 31, 1996, Preferred Savings had tangible capital of $22.1 million, or 32.8% of adjusted total assets, which is approximately $21.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1996, Preferred Savings had no intangibles which were subject to these tests.

         At December 31, 1996, Preferred Savings had core capital equal to $22.1 million, or 32.8% of adjusted total assets, which is $20.1 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, Preferred Savings had $186,000 of general loss reserves that qualify as supplementary capital, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Preferred Savings had no such exclusions from capital and assets at December 31, 1996.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. Based upon its capital level and assets size at December 31, 1996, Preferred Savings would qualify for an exemption from the requirement.

         On December 31, 1996, Preferred Savings had total capital of $22.3 million (including $22.1 million in core capital and $186,000 in qualifying supplementary capital) and risk-weighted assets of $24.0 million; or total capital of 92.9% of risk-weighted assets. This amount was $20.4 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on Preferred Savings may have a substantial adverse effect on Preferred Savings' operations and profitability and the value of the Common Stock purchased in the Conversion. Holding Company stockholders do not have preemptive rights, and therefore, if the Holding Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Holding Company of those persons purchasing shares in the Conversion.

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. See "The Conversion--Effects of Conversion to Stock Form on Depositors and Borrowers of the Bank" and "-Restrictions on Repurchase of Stock."

         Generally, savings associations, such as Preferred Savings, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Preferred Savings may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association that is a subsidiary of a holding company may make a capital distribution with notice to the OTS provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

         All savings associations, including Preferred Savings, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Preferred Savings includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, Preferred Savings was in compliance with both requirements, with an overall liquid asset ratio of 49.2% and a short-term liquid assets ratio of 48.6%.

Accounting

         An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association  must be in  compliance  with  approved  and  documented  investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held-to-maturity, available-for-sale or trading) with appropriate documentation. Preferred Savings is in compliance with these amended rules.

         The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

         All savings associations, including Preferred Savings, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1996, Preferred Savings met the test with 79.3% of its portfolio assets in qualified thrift investments and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Preferred Savings, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Preferred Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, Preferred Savings may be required to devote additional funds for investment and lending in its local community. Preferred Savings was examined for CRA compliance in March 1995 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Preferred Savings include the Holding Company and any company which is under common control with Preferred Savings. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Preferred Savings' subsidiary is not deemed an affiliate, however; the OTS has the discretion to treat a subsidiary of savings associations as an affiliate on a case-by-case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

         The Holding Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Holding Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the

OTS has enforcement authority over the Holding Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Holding Company generally is not subject to activity restrictions. If the Holding Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Holding Company and any of its subsidiaries (other than Preferred Savings or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If Preferred Savings fails the QTL test, the Holding Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Holding Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

         The Holding Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

         The stock of the Holding Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Holding Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Holding Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Holding Company meets specified current public information requirements, each affiliate of the Holding Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, Preferred Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         Preferred Savings is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. The aggregate amount of advances cannot exceed 20 times the amount of FHLB stock held by the institutions.

         As a member, Preferred Savings is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1996, Preferred Savings had $362,100 in FHLB stock, which was in compliance with this requirement. In past years, Preferred Savings has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.11% and were 6.75% for calendar year 1996. As a result of their holdings, the Bank could borrow up to $7.24 million from the FHLB.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Preferred Savings' FHLB stock may result in a corresponding reduction in Preferred Savings' capital.

         For the year ended December 31, 1996, dividends paid by the FHLB of Chicago to Preferred Savings totaled $24,199, which constitute a $2,215 increase from the amount of dividends received in calendar year 1995.

Federal and State Taxation

         Savings associations such as Preferred Savings that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         In August 1996, federal legislation was enacted that changed the manner in which the bad debt deduction is calculated by thrift institutions, including the Bank. Formerly the Bank had been allowed to calculate its deduction under the experience of percentage of taxable income methods and deduct the higher amount. The percentage of taxable income method was repealed effective for the 1996 tax year. The legislation effectively required thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1995, Preferred Savings' Excess for tax purposes totaled approximately $1.6 million.

         Preferred Savings and its subsidiary file consolidated federal income tax returns on a fiscal year basis using the cash method of accounting. The Holding Company intends to file consolidated federal income tax returns with Preferred Savings and its subsidiary. Savings associations, such as Preferred Savings, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         Preferred Savings and its consolidated subsidiary have not been audited by the IRS with respect to consolidated federal income tax returns in the past five years. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiary and predecessors of, or entities merged into, Preferred Savings) would not result in a deficiency which could have a material adverse effect on the financial condition of Preferred Savings and its consolidated subsidiary.

         Illinois Taxation. For Illinois income tax purposes, the Bank is taxed at an effective rate equal to 7.18% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations).

         Delaware Taxation. As a Delaware holding company, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Holding Company is also subject to an annual franchise tax imposed by the State of Delaware.

Executive Officers of the Holding Company and the Bank Who Are Not Directors

         Jeffrey Przybyl, age 30. Mr. Przybyl is currently serving as Chief Financial Officer of the Bank, a position he has held since 1993. As Chief Financial Officer, Mr. Przybyl is responsible for overseeing the accounting and financial reporting functions of the Bank.

         Marianne I. Maciejewski, age 58. Ms. Maciejewski is currently serving as Vice President of the Bank, a position she has held since 1995. As Vice President of the Bank, Ms. Maciejewski is responsible for overseeing the compliance function of the Bank. Prior to serving as Vice President, Ms. Maciejewski served in various capacities with the Bank since 1985. Marianne I. Maciejewski is the mother of Linda Peterson. Ms. Maciejewski was married to the late brother of Lorraine Ptak.

         Linda M. Peterson, age 38. Ms. Peterson is currently serving as Vice President of the Bank. In that capacity, Ms. Peterson is responsible for overseeing the mortgage lending functions of the Bank. Ms. Peterson joined the Bank in 1987 as a loan officer. Linda Peterson is the daughter of executive officer Maciejewski.

Item 2. Properties

         Preferred Savings conducts its business at its stand-alone office located at 4800 South Pulaski Road, Chicago, Illinois. The Bank's 5,000 square foot office was acquired in 1980 and had a net book value of $307,000 at December 31, 1996. At December 31, 1996, the total net book value of Preferred Savings' premises and equipment (including land, building and leasehold improvements, and furniture, fixtures and equipment) was approximately $457,000. The Bank believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Company.

         The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 1996 was approximately $9,000.

Item 3. Legal Proceedings


         From time to time, Preferred Savings is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Holding Company's and Preferred Savings' financial position or results of operations.


Item 4. Submissions of Matters to a Vote of Securities Holders

         No matter was submitted to a vote of Security holders, through the solicitation of proxies or otherwise during the quarter ended December 31, 1996.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         Page 43 of the Company's 1996 Annual Report to stockholders attached hereto as Exhibit 13 is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 5 through 18 of the Company's 1996 Annual Report to stockholders attached hereto as Exhibit 13 is herein incorporated by reference.

Item 7. Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1996, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                    Pages in
Annual Report Section                                              Annual Report
---------------------                                              -------------
Selected Consolidated Financial Information.....................        2-3

Management's Discussion and Analysis of Financial
  Condition and Results of Operation............................       5-18

Independent Auditors' Report....................................         19

Consolidated Statements of Financial Condition as of December 31,
  1996 and 1995.................................................         20

Consolidated Statements of Income for the Years
  Ended December 31, 1996, 1995 and 1994........................         21

Consolidated Statements of Changes in Stockholders'
  Equity for the Years Ended December 31, 1996,
  1995 and 1994.................................................         22

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1996, 1995 and 1994..................      23-24

Notes to Consolidated Financial Statements......................      25-42

         With the  exception of the  aforementioned  information,  the Company's
Annual Report to Stockholders for the year ended December 31, 1996, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There has been no current report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure nor has there been a change of accountants within the past 24 months.

                                    PART III

Item 9. Directors, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this 10-KSB is incorporated herein by reference.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 14. Exhibits and Reports on Form 8-K

(a)      Exhibits



                                                                              Reference to
    Regulation                                                              Prior Filing or
   S-K Exhibit                                                               Exhibit Number
      Number                              Document                           Attached Hereto
   -----------------------------------------------------------------------------------------
        2         Plan of acquisition, reorganization, arrangement,               None
                  liquidation or succession
       3(a)       Articles of Incorporation                                        *
       3(b)       By-Laws                                                          *
        4         Instruments defining the rights of security holders,             *
                  including debentures
        9         Voting Trust Agreement                                          None
        10        Material contracts                                              None
        11        Statement regarding computation of per share                    None
                  earnings
        13        Annual Report to Security Holders                                13
        16        Letter regarding change in certifying accountants               None
        18        Letter regarding change in accounting principles                None
        21        Subsidiaries of Registrant                                       21
        22        Published report regarding matters submitted to vote            None
                  of security holders
        23        Consents of Experts and Counsel                                 None
        24        Power of Attorney                                               None
        27        Financial Data Schedule                                          27
        28        Information from reports furnished to state insurance           None
                  regulatory authorities
        99        Additional Exhibits                                             None

------------

* Filed as exhibits to the Company's S-1 registration statement filed on August 30, 1996 (file No. 333-11211) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with item 601 of regulation S-B,

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              PS FINANCIAL, INC.

Date: March 28, 1997                             By: Kimberly P. Rooney
      --------------                                 ---------------------------
                                                     Kimberly P. Rooney (Duly
                                                     Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: Kimberly P. Rooney                     By: S. J. Ptak
    -------------------------------            ---------------------------------
    Kimberly P. Rooney, President,             S. J. Ptak, Chairman of the Board
     Chief Executive Officer and
     Director (Principal Executive
     and Operating Officer)

Date: March 28, 1997                       Date: March 28, 1997
      --------------                             --------------

By: Edward Wolak                           By: L. G. Ptak
    -------------------------------            ---------------------------------
    Edward Wolak, Director                     L.G. Ptak, Director and Secretary


Date: March 28, 1997                       Date: March 28, 1997
      --------------                             --------------

By: Rocco Di Iorio                         By: Jeanine M. McInerney
    -------------------------------            ---------------------------------
    Rocco Di Iorio Director                    Jeanine M. McInerney, Director


Date: March 28, 1997                       Date: March 28, 1997
      --------------                             --------------

By: Jeffrey Przybyl
    -----------------------------------
    Jeffrey Przybyl, Treasurer and
     Chief Financial Officer (Principal
     Financial and Accounting Officer)

Date: March 28, 1997
      --------------