Form 10QSB
period 1997-03-31
PS FINANCIAL INC
filed 1997-05-20
CIK 1021575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB
                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:  March 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________  to _____________

Commission file number  0-28864

                               PS FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

                Delaware                                     36-410473
----------------------------------------           -----------------------------
    (State or Other Jurisdiction of                        (IRS Employer
     Incorporation or Organization)                     Identification No.)

           Chicago, Illinois                                   60632
----------------------------------------           -----------------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                  773/376-3800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X   NO
                                     ---     ---
Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

                 Class                             Outstanding at March 31, 1997
----------------------------------------           -----------------------------
     Common Stock, par value $0.01                        2,020,304 shares

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS


                                       INDEX


Part I.  Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Statements of Financial Condition as of
       March 31, 1997 and December 31, 1996.................................   3

     Condensed Consolidated Statements of Income for the three months
       ended March 31, 1997 and 1996........................................   4

     Condensed Consolidated Statements of Changes in Stockholders' Equity
       for the three months ended March 31, 1997 and 1996...................   5

     Condensed Consolidated Statements of Cash Flows for the three
       months ended March 31, 1997 and 1996.................................   6

     Notes to the Condensed Consolidated Financial Statements as of
       March 31, 1997.......................................................   8

  Item 2.  Management's Discussion and Analysis of the Financial Condition
    and Results of Operation................................................   9

Part II. Other Information

  Item 6.  Exhibits and Reports on Form 8-K.................................  13

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                       March 31,    December 31,
                                                         1997           1996
                                                         ----           ----
ASSETS
Cash on hand and in banks                              $    450       $    579
Interest-bearing deposit accounts in other
  financial institutions                                  2,683          8,179
                                                       --------       --------
     Total cash and cash equivalents                      3,133          8,758
Interest-bearing term deposits in other financial
  institutions                                              149            248
Securities available-for-sale                            27,175         24,080
Mortgage-backed securities available-for-sale             7,695          4,702
Loans receivable, net                                    35,608         35,943
Federal Home Loan Bank stock                                362            362
Premises and equipment, net                                 455            461
Accrued interest receivable                                 486            477
Other assets                                                 55            102
                                                       --------       --------
     Total assets                                      $ 75,118       $ 75,133
                                                       ========       ========

LIABILITIES AND EQUITY
Liabilities
     Deposits                                          $ 41,867       $ 42,203
     Advances from borrowers for taxes and
       insurance                                            214            477
     Accrued interest payable and other liabilities         561            306
                                                       --------       --------
         Total liabilities                               42,642         42,986

Shareholders' equity
    Common stock - $ 0.01 par value per share,
       2,500,000 shares authorized; 2,182,125 shares
       issued and outstanding                          $     22       $     22
     Additional paid-in capital                          21,170         21,170
     Retained earnings, substantially restricted         13,099         12,669
     Unearned ESOP shares                                (1,691)        (1,691)
     Unrealized loss on available-for-sale
       securities, net                                     (124)           (23)
                                                       --------       --------
     Total shareholders' equity                          32,476         32,147
                                                       --------       --------
     Total liabilities and shareholders' equity        $ 75,118       $ 75,133
                                                       ========       ========

--------------------------------------------------------------------------------
                                                                               3

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                          1997          1996
                                                          ----          ----
Interest income
  Loans                                                $      804     $      815
  Securities                                                  371            183
  Mortgage-backed securities                                  129             64
  Other interest-earning assets                                75             42
                                                       ----------     ----------
    Total interest income                                   1,379          1,104

Interest expense                                              424            436

Net interest income                                           955            668

Provision for loan losses                                      --             --
                                                       ----------     ----------
Net interest income after provision for loan losses           955            668

Noninterest income
  Net gain on sale of securities                                6             --
  Other income                                                 18             14
                                                       ----------     ----------
    Total noninterest income                                   24             14

Noninterest expense
  Compensation and benefits                                   166            114
  Occupancy and equipment expense                              32             26
  Data Processing                                              14             12
  Federal deposit insurance premiums                            7             24
  Other operating expenses                                     61             35
                                                       ----------     ----------
    Total noninterest expense                                 280            211
                                                       ----------     ----------

Income before income tax provision                            699            471

Provision for income taxes                                    269            183
                                                       ----------     ----------
Net income                                             $      430     $      288
                                                       ==========     ==========
Earnings per share                                     $      .21
                                                       ==========
Average shares outstanding                              2,020,304
                                                       ==========

--------------------------------------------------------------------------------
                                                                               4

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                         Net Unrealized
                                                              Retained                      Loss on
                                             Additional       Earnings,       Unearned     Securities          Total
                                  Common       Paid-in      Substantially       ESOP       Available-      Stockholders'
                                   Stock       Capital        Restricted       Shares       for-Sale          Equity
                                   -----       -------        ----------       ------       --------          ------
Balance at January 1, 1996         $ --        $    --         $11,667         $    --        $  57          $ 11,724

Net income                           --             --             288              --           --               288

Change in net unrealized loss
  on securities available-for-
  sale net of tax                    --             --              --              --         (149)             (149)
                                    ---        -------         -------         -------        -----          --------

Balance at March 31, 1996          $ --        $    --         $11,955         $    --        $ (92)         $ 11,863
                                   ====        =======         =======         =======        =====          ========
Balance at December 31, 1996       $ 22        $21,170         $12,669         $(1,691)       $ (23)         $ 32,147

Net income                           --             --             430              --           --               430

Change in net unrealized loss
  on securities available-for-
  sale net of tax                    --             --              --              --         (101)             (101)
                                   ----        -------         -------         -------        -----          --------

Balance at March 31, 1997          $ 22        $21,170         $13,099         $(1,691)       $(124)         $ 32,476
                                   ====        =======         =======         =======        =====          ========

--------------------------------------------------------------------------------
                                                                               5

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                             Three months ended
                                                                  March 31,
                                                             ------------------
                                                              1997        1996
                                                              ----        ----
Cash flows from operating activities
  Net income                                                $   430     $   288
  Adjustments to reconcile net income to net
    cash from operating activities
     Depreciation                                                11           8
     Amortization of discounts and premiums
       on securities                                            (12)          7
     Net gain on sales of
        securities available-for-sale                            (6)         --
     Change in
        Deferred loan origination fees                          (14)         (1)
        Accrued interest receivable and other assets            100          32
        Other liabilities and deferred income taxes             255          12
                                                            -------     -------
            Net cash provided by operating activities           764         346

Cash flows from investing activities
  Proceeds from sales of securities available-
     for-sale                                                 4,001          --
  Proceeds from sale of mortgage-backed
     securities available-for-sale                            1,014          --
  Purchase of Federal Home Loan Bank Stock                       --         (21)
  Proceeds from repayment of securities
     available-for-sale                                         193         200
  Proceeds from maturities of securities
     available-for-sale                                       1,250       2,000
  Purchase of securities available-for-sale                  (8,514)     (3,508)
  Purchase of mortgage-backed securities
     available-for-sale                                      (4,176)         --
  Net decrease in interest-bearing term
     deposits in other financial institutions                    99          --
  Net change in loans                                           348      (1,060)
  Capital expenditures, net                                      (5)         (3)
                                                            -------     -------
    Net cash used in investing activities                    (5,790)     (2,392)

Cash flows from financing activities
  Net increase (decrease) in deposits                          (336)      1,531
  Net decrease in advances from
    borrowers for insurance and taxes                          (263)       (281)
                                                            -------     -------
     Net cash provided by (used in) financing activities       (599)      1,250
                                                            -------     -------
Decrease in cash and cash equivalents                        (5,625)       (796)

Cash and cash equivalents at beginning of period              8,758       3,754
                                                            -------     -------
Cash and cash equivalents at end of period                  $ 3,133     $ 2,958
                                                            =======     =======

--------------------------------------------------------------------------------
                                                                               6

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------


Supplemental disclosures of cash flow information
  Cash paid during the period for
    Interest                                                $   422     $   441
    Income taxes                                                  5          80














--------------------------------------------------------------------------------
                                                                               7

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of PS Financial, Inc. as of March 31, 1997 and 1996, and the results of its operations and cash flows for the three-month periods then ended.

NOTE 2 - CONVERSION

On November 26, 1996, Preferred Savings Bank ("Bank") converted from a state chartered mutual savings bank to a federally chartered stock savings bank. The Bank issued all of its common stock to PS Financial, Inc. ("Company") and at the same time the Company issued 2,182,125 shares of common stock at $10.00 per share to the ESOP, certain depositors of the Bank, and certain members of the general public, all pursuant to a plan of conversion ("Conversion").

The ESOP purchased 174,570 shares of common stock representing 8% of the total issued shares. The ESOP borrowed $1,745,700 from the Company to purchase the stock using the stock as collateral for the loan. The loan is to be repaid principally from the Bank's contributions to the ESOP over a period of up to 40 years.

NOTE 3 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet three separate capital requirements. The following is a summary of the Bank's regulatory capital at March 31, 1997.

                                       Tangible        Core       Risk based
                                        Capital       Capital       Capital
                                        -------       -------       -------
                                                  (In thousands)

    Regulatory capital                  $22,459       $22,459       $22,645

    Minimum capital requirement           1,006         2,013         1,936
                                        -------       -------       -------
    Excess regulatory capital over
      minimum requirement               $21,453       $20,446       $20,709
                                        =======       =======       =======

--------------------------------------------------------------------------------
                                                                               8

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
          MANAGEMENT'S DSICUSSION AND ANAYLISIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comparison of Financial Condition at March 31, 1997 and December 31, 1996

Total assets of $75.1 million were unchanged from December 31, 1996 to March 31, 1997.

The Bank's net loans receivable by $335,000 from $35.9 million at December 31, 1996 to $35.6 million at March 31, 1997. Interest bearing term deposits decreased $99,000 from $248,000 at December 31, 1996 to $149,000 at March 31,
1997.

Securities available-for-sale increased by $3.0 million from $24.1 million at December 31, 1996 to $27.2 million at March 31, 1997. In addition, mortgage backed securities increased by $3.0 million from $4.7 million at December 31, 1996 to $7.7 at March 31, 1997. These increases were mainly offset by a decrease in cash and cash equivalents of $5.6 million from $8.7 million at December 31, 1996 to $3.1 million at March 31, 1997 as conversion proceeds were reinvested into higher yielding assets.

Total liabilities at March 31, 1997 were $42.6 million compared to $43.0 million at December 31, 1996, an decrease of $344,000. The decrease of $8,000 in other liabilities was primarily due to a $263,000 decrease in advance payments from borrowers for taxes and insurance due to the payment of taxes in the first quarter partially offset by a $154,000 increase in current and deferred income taxes payable and $101,000 increase in accrued interest payable.

Equity at March 31, 1997 was $32.5 million compared to $32.1 million at December 31, 1996, an increase of $329,000, or 1.0%, due primarily to net earnings of $430,000 partially offset by an increase in the unrealized loss on securities available-for-sale of $101,000.

Comparison of Operating Results for the Three Months Ended March 31, 1997 and March 31, 1996

General

Net earnings for the three months ended March 31, 1997 were $430,000, a increase of $142,000, or 49.3%, from net earnings of $288,000 for the three months ended March 31, 1996. The increase in net earnings is primarily due to the increase in the net interest margin resulting from the investment of cash proceeds from the issuance of common stock in the conversion from a mutual savings bank to a stock savings bank.

Interest Income

Interest income for the three months ended March 31, 1997 was $1.4 million compared to $1.1 million for the three months ended March 31, 1996, an increase of $275,000 or 24.9%. The increase in interest income was the result of an increase in the average balance of interest-earning assets primarily due to an increase in the average balance of securities available-for-sale and mortgage-backed securities. The increase in the average balance was partially offset by the decrease in yield on interest-earning assets for the three months ended March 31, 1997. This decrease was primarily due to a decrease in the yield on loans and US treasury and agency

--------------------------------------------------------------------------------
                                                                               9

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
          MANAGEMENT'S DSICUSSION AND ANAYLISIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

securities. The decrease in loan yields are the result of repayments on higher-yielding 15 year mortgages being replaced by lower-yielding balloon mortgages.

Interest Expense

Interest expense for the three months ended March 31, 1997 was $424,000 compared to $436,000 for the three months ended March 31, 1996, a decrease of $12,000, or 2.8%. The decrease of interest expense was primarily due to the decrease in the average balance of interest-bearing deposits for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The decrease in the average balance was partially offset by an increase in the average cost of funds for deposits. The increase in the cost of funds was primarily due to the changes in the current rate environment.

Provision for Loan Losses

The Bank's provision for loan losses was zero for the three months ended March 31, 1997 and 1996. At March 31, 1997, the Bank's allowance for loan losses totaled $186,000, or .5% of total loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended March 31, 1997 and 1996 is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances at March 31, 1997 increased slightly to $2.6 million compared to $2.4 million at March 31, 1996. Non-accruing loans at March 31, 1997 totaled $1.1 million compared to $1.7 million at March 31, 1996.

Noninterest Income

Noninterest income for the three months ended March 31, 1997 was $24,000 compared to $14,000 for the three months ended March 31, 1996. The increase was primarily due to a net gain of $6,000 on sales of securities in 1997.

Noninterest Expense

Noninterest expense was $280,000 for the three months ended March 31, 1997 compared to $211,000 for the three months ended March 31, 1996, an increase of $69,000. The increase was primarily a result of a $52,000 increase in compensation and benefits, including the

--------------------------------------------------------------------------------
                                                                              10

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
          MANAGEMENT'S DSICUSSION AND ANAYLISIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

implementation of an ESOP, and an increase of $26,000 in other operating expenses, offset in part by a decrease in Federal deposit insurance premiums.

Income Taxes

Income taxes were $269,000 for the three months ended March 31, 1997 compared to $183,000 for the three months ended March 31, 1996, an increase of $86,000, or 47%. The increase was primarily a result of a $228,000 increase in pretax earnings.

Impact of New Accounting Standards

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996, and early or retroactive application is not permitted. Because the volume and variety of certain transactions will make it difficult for some entities to comply, some provision have been delayed by SFAS No. 127. The adoption of SFAS No. 125 did not have a material impact on the results of operations or financial condition of the Bank.

On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, "Earnings Per Share", which is effective for financial statements beginning with year end 1997. Statement 128 simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS include no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. The Company expects Statement 128 to have little impact on its earnings per share calculations in future years, other than changing terminology from primary EPS to basic EPS. All prior period EPS data will be restated to conform with the new presentation.

Safe Harbor Statement

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposed of these safe harbor provisions.

--------------------------------------------------------------------------------
                                                                              11

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
          MANAGEMENT'S DSICUSSION AND ANAYLISIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative / regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.















--------------------------------------------------------------------------------
                                                                              12

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS


Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         a.  Exhibits - None
         b.  Reports on Form 8-K - none


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PS FINANCIAL, INC
                                        (Registrant)



                                        By: /s/Kimberly Rooney
                                        -----------------------------
                                        Kimberly Rooney
                                        Chief Executive Officer
                                        (Principal Executive Officer)
                                        May 19, 1997



                                        By: /s/Jeffery Przybyl
                                        -----------------------------
                                        Jeffery Przybyl
                                        Chief Financial Officer
                                        May 19, 1997


--------------------------------------------------------------------------------
                                                                              13