Form 10QSB
period 1997-06-30
PS FINANCIAL INC
filed 1997-08-14
CIK 1021575

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [x] Quarterly Report pursuant to Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934

                   [ ] For the Six Months Ended June 30, 1997

                         Commission File Number 0-28864

                               PS Financial, Inc.
           (Exact name of the registrant as specified in its charter)

        Delaware                                     36-4101473
(State of incorporation)               (I.R.S. Employer Identification Number)

                4800 South Pulaski Road, Chicago, Illinois 60632
                    (Address of principal executive offices)

                                 (773) 376-3800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X                 No (First Filing Pursuant to Rule 15d-13(a))
          ----                                                             ----


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class:                                 SHARES OUTSTANDING at August 13, 1997
------                                 -------------------------------------
Common Stock,  $.01 par value                        2,009,486

                               PS Financial, Inc.

                                   Form 10-QSB

                         Six Months Ended June 30, 1997

                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS  (Unaudited)                                        Page
         Condensed Consolidated Statements of Financial Condition at June 30,
              1997 and December 31, 1996                                            3

         Condensed Consolidated Statements of Income for the three months and
               six  months ended June 30, 1997 and 1996                             4

         Condensed Consolidated Statements of Changes in Stockholders' Equity
              for the six months ended June 30, 1997 and 1996                       5

         Condensed Consolidated Statements of Cash Flows for the six months
              ended June 30, 1997 and 1996                                          6

         Notes to the Condensed Consolidated Financial Statements as of
              June 30, 1997                                                         8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                        9



                           Part II - Other Information


         Item 4. Submission of Matters to a Vote of Security Holders               13
         Item 6. Exhibits and Reports on Form 8-K                                  13

                                 PS FINANCIAL, INC.
                                 CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 1997 and December 31, 1996
                  (Dollars in thousands, expect per share data)
                                   (Unaudited)
------------------------------------------------------------------------------

                                                                                        June 30,          December 31,
                                                                                          1997                1996
                                                                                        --------          ------------
ASSETS
Cash on hand and in banks                                                               $    411            $    579
Interest-bearing deposit accounts in other  financial institutions                         4,292               8,179
                                                                                        --------            --------
         Total cash and cash equivalents                                                   4,703               8,758

Interest-bearing term deposits in other financial  institutions                              159                 248
Securities available-for-sale                                                             31,411              24,080
Mortgage-backed securities available-for-sale                                              8,469               4,702
Loans receivable, net                                                                     36,415              35,943
Federal Home Loan Bank stock                                                                 362                 362
Premises and equipment, net                                                                  449                 461
Accrued interest receivable                                                                  663                 477
Other assets                                                                                  31                 102
                                                                                        --------            --------
Total assets                                                                            $ 82,662            $ 75,133
                                                                                        ========            ========

LIABILITIES AND EQUITY
Liabilities
         Deposits                                                                       $ 42,025            $ 42,203
         FHLB Advances                                                                     4,500                   0
         Advances from borrowers for taxes and insurance                                     522                 477
         Accrued interest payable and other liabilities                                    3,635                 306
                                                                                        --------            --------
                  Total liabilities                                                       50,682              42,986

Equity
         Common stock $0.01 par value per share, 2,500,000 shares authorized;
         2,182,125 issued and outstanding                                                     22                  22
         Additional paid-in capital                                                       21,170              21,170
         Retained earnings, substantially restricted                                      13,343              12,669
         Unearned ESOP shares                                                             (1,691)             (1,691)
         Unearned RRP shares                                                                (881)                  0
         Net unrealized gain (loss) on securities available-for-sale, net                     17                 (23)
          of tax
                                                                                        --------            --------
                  Total equity                                                            31,980              32,147
                                                                                        --------            --------
                           Total liabilities and equity                                 $ 82,662            $ 75,133
                                                                                        ========            ========

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                    Six Months Ended                Three months ended
                                                                         June 30,                         June 30,
                                                                  1997             1996             1997             1996
                                                                  ----             ----             ----             ----
Interest income
               Loans                                             $1,618           $1,646          $  814           $  831
               Securities                                           873              365             502              182
               Mortgage-backed securities                           267              123             138               59
               Other                                                110               86              35               44
                                                               --------           --------       --------          --------
                     Total interest income                        2,868            2,220           1,489            1,116

Interest expense
               Deposits                                             859              868             435              432
               Other borrowings                                      40                0              40                0
                                                               --------           --------       --------          --------
                     Total interest expense                         899              868             475              432
                                                               --------           --------       --------          --------
Net interest income                                               1,969            1,352           1,014              684

Provision for loan losses                                             0               50               0               50
                                                               --------           --------       --------          --------
Net interest income after provision for loan                      1,969            1,302           1,014              634

Noninterest income
               Net gain (loss) on sale of securities                 (3)               0              (9)               0
               Other                                                 35               32              17               18
                                                               --------           --------       --------          --------
                     Total noninterest income                        32               32               8               18

Noninterest expense
               Compensation and benefits                            362              221             196              107
               Occupancy and equipment expense                       65               57              33               31
               Data processing                                       25               23              11               11
               Federal insurance premiums                            14               47               7               23
               Professional Fees                                     66                1              47                0
               Other                                                 93               92              51               58
                                                               --------           --------       --------          --------
                     Total noninterest expense                      625              441             345              230
                                                               --------           --------       --------          --------
Income before income tax expense                                  1,376              893             677              422
Income tax expense                                                  528              357             259              174
                                                               --------           --------       --------          --------
Net income                                                       $  848           $  536          $  418           $  248
                                                               ========           ========       ========          ========
Earnings per share                                               $ 0.42                           $ 0.21
                                                              =========                        ==========
Average shares outstanding                                    2,009,486                        2,009,486
                                                              =========                        ==========

                                 PS FINANCIAL, INC.
                                 CHICAGO, ILLINOIS
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------
Six Months Ended June 30                                    1997           1996
--------------------------------------------------------------------------------
Common Shares
Balance at beginning of year                                   22             0
--------------------------------------------------------------------------------
Balance at June 30                                             22             0
--------------------------------------------------------------------------------
Additional Paid-In Capital
Balance at beginning of year                               21,170             0
--------------------------------------------------------------------------------
Balance at June 30                                         21,170             0
--------------------------------------------------------------------------------
Retained Earnings, Substantially Restricted
Balance at beginning of year                               12,669        11,667
Net income for the period                                     848           536
Dividends declared                                           (174)            0
--------------------------------------------------------------------------------
Balance at June 30                                         13,343        12,203
--------------------------------------------------------------------------------
Unearned ESOP Shares
Balance at beginning of year                               (1,691)            0
--------------------------------------------------------------------------------
Balance at June 30                                         (1,691)            0
--------------------------------------------------------------------------------
Unearned RRP Shares
Balance at beginning of year                                    0             0
--------------------------------------------------------------------------------
Balance at June 30                                           (881)            0
--------------------------------------------------------------------------------
Unrealized gain (loss) on securities available-for-sale
Balance at beginning of year                                  (23)           57
Change in unrealized gain (loss) on securities
available-for-sale net of tax                                  40          (210)
--------------------------------------------------------------------------------
Balance at June 30                                             17          (153)
--------------------------------------------------------------------------------
Total Shareholders' Equity                                 31,980        12,050
--------------------------------------------------------------------------------

                                 PS FINANCIAL, INC.
                                 CHICAGO, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                           1997           1996
                                                                                           ----           ----
Cash flows from operating activities
      Net income                                                                           $848           $536
      Adjustments to reconcile net income to net cash from operating activities
       Depreciation                                                                          24             16
       Amortization of premiums and discounts on investment and
         mortgage-backed securities, net                                                    (37)            12
       Net gain on sales of securities available-for-sale                                    (3)             0
       RRP expense                                                                           15              0
       Change in
          Deferred loan origination fees                                                    (18)           (19)
          Accrued interest receivable and other assets                                     (115)           (34)
          Other liabilities and deferred income taxes                                      (372)           (56)
                                                                                         ------         ------
            Net cash provided by operating activities                                     1,092            611

Cash flows from investing activities
      Proceeds from sale of securities available-for-sale                                 7,989              0
      Proceeds from sale of mortgage-backed securities available-for-sale                 1,014              0
      Purchase of Federal Home Loan Bank Stock                                                0            (21)
      Proceeds from repayment of securities available-for-sale                              466            345
      Proceeds from maturities of securities available-for-sale                           2,250          3,000
      Purchase of securities available-for-sale                                         (16,505)        (4,508)
      Purchase of mortgage-backed securities available-for-sale                          (4,176)          (991)
      Net decrease in interest-bearing term deposits in other financial
        institutions                                                                         89              0
      Net change in loans                                                                  (454)        (1,494)
      Capital expenditures, net                                                             (13)            (9)
                                                                                         ------         ------
            Net cash used in investing activities                                        (9,340)        (3,678)

Cash flows from financing activities
      Net increase (decrease) in deposits                                                  (178)         1,116
      Dividends Paid                                                                       (174)             0
      Borrowings from FHLB                                                                4,500              0
      Net decrease in advance payments by borrowers for insurance and taxes                  45             68
                                                                                         ------         ------
            Net cash provided by (used in) financing activities                           4,193          1,184

Decrease in cash and cash equivalents                                                    (4,055)        (1,883)

Cash and cash equivalents at beginning of period                                          8,758          3,754
                                                                                         ------         ------
Cash and cash equivalents at end of period                                               $4,703         $1,871
                                                                                         ======         ======
Supplemental disclosure of cash flow information
             Cash paid during the period for
                       Interest                                                          $  860         $  868
                       Income taxes                                                         486            381


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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of PS Financial, Inc. as of June 30, 1997 and 1996, and the results of its operations for the three month and six month periods then ended.

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

NOTE 3 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet three separate capital requirements. The following is a summary of the Bank's regulatory capital at June 30, 1997.

                                                         Tangible          Core         Risk based
                                                         Capital         Capital          Capital
                                                         --------        -------          -------
                                                                      (In thousands)
Regulatory capital                                       $22,805         $22,805          $22,991

Minimum capital requirement                                1,128           2,255            2,253
                                                         --------         -------         -------

Excess regulatory capital over minimum  requirement      $21,677          $20,550         $20,738
                                                         ========         =======         =======

                                PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Comparison of Financial Condition at June 30, 1997 and December 31, 1996

Total assets increased $7.6 million to $82.7 million from December 31, 1996 to June 30, 1997 primarily as a result of an increase in securities and mortgage-backed securities available-for-sale, financed with FHLB advances.

The Bank's net loans receivable increased by $472,000 from $35.9 million at December 31, 1996 to $36.4 million at June 30, 1997. Interest bearing term deposits decreased $89,000 from $248,000 at December 31, 1996 to $159,000 at June 30, 1997.

Securities available-for-sale increased by $7.3 million from $24.1 million at December 31, 1996 to $31.4 million at June 30, 1997. In addition, mortgage backed securities increased by $3.8 million from $4.7 million at December 31, 1996 to $8.5 million at June 30, 1997. These increases were mainly offset by a decrease in cash and cash equivalents of $4.1 million from $8.7 million at December 31, 1996 to $4.7 million at June 30, 1997, as conversion proceeds were invested in higher yielding assets. FHLB advances, with terms of 6 months to 1 year, totalling $4.5 million were also utilized in increasing the balances of securities available-for-sale and mortgage-backed securities. The securities purchased mature primary in 5 to 7 years, but are available in 6 to 12 months.

Total liabilities at June 30, 1997 were $50.7 million compared to $43.0 million at December 31, 1996, an increase of $7.7 million. The increase of $7.9 million in other liabilities was primarily due to an increase of $4.5 million in FHLB advances, $2.1 million in security transactions, to settle in July, 1997, and a $896,000 liability for the purchase of R.R.P. shares in the market.

Equity at June 30, 1997 was $32.0 million compared to $32.1 million at December 31, 1996, an decrease of $167,000, or 1.0%, due primarily to costs associated with the implementation of the RRP of $881,000 and the payment of $175,000 in dividends, partially offset by net earnings of $848,000 and a change in the unrealized loss on securities available-for-sale of $40,000.

Comparison of Operating Results for the Three Months Ended June 30, 1997 and June 30, 1996.

General
Net earnings for the three months ended June 30, 1997 were $418,000, an increase of $169,000, or 68.2%, from net earnings of $249,000 for the three months ended June 30, 1996. The increase in net earnings is primarily due to the increase in the net interest margin resulting from the investment of cash proceeds from the issuance of common stock in the conversion from a mutual savings bank to a stock savings bank.

Interest Income
Interest income for the three months ended June 30, 1997 was $1.5 million compared to $1.1 million for the three months ended June 30, 1996, an increase of $373,000, or 33.4%. The increase in interest income was the result of an $24.8 million increase in the average balance of interest-earning assets primarily due to an increase in the average balance of securities available-for-sale and mortgage-backed securities. The increase in the average balance was aided by increased yields obtained on investment securities, although this gain was partially offset by a decrease in yield on mortgage loans for the three months ended June 30, 1997. The decrease in loan yields were primarily the result of repayments on higher-yielding 15 year mortgages being replaced by lower-yielding balloon mortgages.

Interest Expense
Interest expense for the three months ended June 30, 1997 was $475,000 compared to $431,000 for the three months ended June 30, 1996, an increase of $43,000, or 10.0%. The increase of interest expense was primarily due to addition of $4.5 million in FHLB advances. An increase in the average balance of interest-bearing deposit for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 was partially offset by a decrease in the average cost of funds for deposits. The decrease in the cost of funds was primarily due to an increase in lower-yielding passbook balances and a decline in higher yielding time deposit balances.

                                PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Provision for Loan Losses
The Bank's provision for loan losses was zero for the three months ended June 30, 1997 compared to $50,000 for the three months ended June 30, 1996. At June 30, 1997, the Bank's allowance for loan losses totaled $186,000, or .5% of total loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended June 30, 1997 is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances over sixty days at June 30, 1997 increased to $769,000 compared to $686,000 at December 31, 1996. Non-accruing loans at June 30, 1997 totaled $491,000 compared to $268,000 at June 30, 1996.

Noninterest Income
Noninterest income for the three months ended June 30, 1997 was $8,000 compared to $18,000 for the three months ended June 30, 1997. The decrease was primarily due to a net loss of $9,000 on sales of securities in 1997.

Noninterest Expense
Noninterest expense was $345,000 for the three months ended June 30, 1997 compared to $230,000 for the three months ended June 30, 1996, an increase of $115,000. The increase was primarily a result of a $89,000 increase in compensation and benefits, including the implementation of an E.S.O.P. and R.R.P., and a severance payment of $40,000 upon the departure of an executive officer and an increase of $47,000 in professional expenses in connection with being a public company, offset in part by a $16,000 decrease in Federal deposit insurance premiums.

Income Taxes
Income taxes were $259,000 for the three months ended June 30, 1997 compared to $174,000 for the three months ended June 30, 1996, an increase of $85,000, or 48.1%. The increase was primarily a result of a $255,000 increase in pretax earnings.

Comparison of Operating Results for the Six Months Ended June 30, 1997 and June 30, 1996.

General
Net earnings for the six months ended June 30, 1997 were $848,000, an increase of $312,000, or 58.1%, from net earnings of $536,000 for the six months ended June 30, 1996. The increase in net earnings is primarily due to the increase in the net interest margin resulting from the investment of cash proceeds from the issuance of common stock in the conversion from a mutual savings bank to a stock savings bank.

                                PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Interest Income
Interest income for the six months ended June 30, 1997 was $2.9 million compared to $2.2 million for the six months ended June 30, 1996, an increase of $648,000, or 29.2%. The increase in interest income was the result of an $13.6 million increase in the average balance of interest-earning assets primarily due to an increase in the average balance of securities available-for-sale and mortgage-backed securities. The increase in the average balance was aided by increased yields obtained on investment securities, although this gain was partially offset by a decrease in yield on mortgage loans for the six months ended June 30, 1997. The decrease in loan yields were primarily the result of repayments on higher-yielding 15 year mortgages being replaced by lower-yielding balloon mortgages.

Interest Expense
Interest expense for the six months ended June 30, 1997 was $899,000 compared to $868,000 for the six months ended June 30, 1996, an increase of $31,000, or 3.6%. The increase of interest expense was primarily due to addition of FHLB advances. An increase in the average balance of interest-bearing deposit for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 was partially offset by a decrease in the average cost of funds for deposits. The decrease in the cost of funds was primarily due to an increase in lower-yielding passbook balances and a decline in higher yielding time deposit balances.

Provision for Loan Losses
The Bank's provision for loan losses was zero for the six months ended June 30, 1997 compared to $50,000 for the six months ended June 30, 1996. At June 30, 1997, the Bank's allowance for loan losses totaled $186,000, or .5% of total loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the six months ended June 30, 1997 is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances over sixty days at June 30, 1997 increased to $769,000 compared to $686,000 at December 31, 1996. Non-accruing loans at June 30, 1997 totaled $491,000 compared to $268,000 at June 30, 1996.

Noninterest Income
Noninterest income for the six months ended June 30, 1997 was $32,000 compared to $32,000 for the six months ended June 30, 1997. An increase in other non-interest income was offset by a net loss of $3,000 on sales of securities in 1997.

Noninterest Expense
Noninterest expense was $625,000 for the six months ended June 30, 1997 compared to $441,000 for the six months ended June 30, 1996, an increase of $184,000. The increase was primarily a result of a $141,000 increase in compensation and benefits, including the implementation of an E.S.O.P. and R.R.P., and a severance payment of $40,000 upon the departure of an executive officer and an increase of $65,000 in professional expenses in connection with being a public company, offset in part by a $33,000 decrease in Federal deposit insurance premiums.

                                PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Income Taxes
Income taxes were $528,000 for the six months ended June 30, 1997 compared to $357,000 for the six months ended June 30, 1996, an increase of $171,000, or 48%. The increase was primarily a result of a $483,000 increase in pretax earnings.

Impact of New Accounting Standards
In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996, and early or retroactive application is not permitted. Because the volume and variety of certain transactions will make it difficult for some entities to comply, some provisions have been delayed by SFAS No. 127. The adoption of SFAS No. 125 did not have a material impact on the results of operations or financial conditions of the Bank.

On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, "Earning Per Share", which is effective for financial statements beginning with year end 1997. Statement 128 simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS include no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. The Company expects Statement 128 to have little impact on its earnings per share calculations in future years, other than changing terminology from primary EPS to basic EPS. All prior period EPS data will be restated to conform with the new presentation.

Safe Harbor Statement
This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purpose of these safe harbor provisions. Forward-looking statements, which are based on certain assumption and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project"" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative / regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings
            None
Item 2.     Changes in Securities
            None
Item 3.     Defaults Upon Senior Securities
            None
Item 4.     Submission of Matters to a Vote of Security Holders

            The Company's annual meeting of stockholders was held on May 28, 1997. At the meeting, Jeanine M. McInerney and Rocco DiIorio were elected for terms to expire in 2000. The votes cast for and withheld from each such director were as follows:

            Director                                     For                 Withheld/Abstain               Broker Non-Votes
            --------                                  ---------              ----------------               ----------------
            Jeanine M. McInerney                      2,006,774                   57,102                            0
            Rocco DiIorio                             2,046,198                   17,678                            0

            Also at the annual meeting, proposals to (i) ratify the Company's 1997 Employee Stock Option and Incentive Plan (ii) ratify the Company's 1997 Recognition and Retention Plan and
            (iii) ratify the appointment of Crowe, Chizek and Company, LLP as independent auditors for the fiscal year ending December 31, 1997, were approved. The votes cast for and against these proposals, and the number of abstentions and broker non-votes with respect to each of these proposals, were as follows:

                                                Approval of 1997 Employee Stock Option and Incentive Plan
                                                ---------------------------------------------------------
                         For                         Against                  Abstentions                 Broker Non-Votes
                      ---------                      -------                  -----------                 ----------------
                      1,425,914                      126,679                    511,283                           0

                                                Approval of 1997 Recognition and Retention Plan
                                                -----------------------------------------------
                         For                         Against                  Abstentions                 Broker Non-Votes
                      ---------                      -------                  -----------                 ----------------
                      1,311,683                      234,154                    518,039                           0

                 Approval of Crowe, Chizek and Company, LLP as independent auditors for the fiscal year ending December 31, 1997
                 ---------------------------------------------------------------------------------------------------------------
                         For                         Against                  Abstentions                 Broker Non-Votes
                      ---------                      -------                  -----------                 ----------------
                      2,013,098                      33,500                     17,278                            0


Item 5.     Other information
            None
Item 6.     Exhibits and Reports on Form 8-K
            a. None
            b. None

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PS FINANCIAL, INC.
                                  (Registrant)

Date: August 14, 1997                             By: /s/Kimberly Rooney
                                             -----------------------------------
                                                     Kimberly Rooney
                                                 Chief Executive Officer
                                             (Principal Executive Officer)

Date: August 14, 1997                           By: /s/Jeffrey Przybyl
                                             -----------------------------------
                                                   Jeffrey Przybyl
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)