Form 10QSB
period 1997-09-30
PS FINANCIAL INC
filed 1997-11-13
CIK 1021575

                                 United States
                      Securities and Exchange Commission

                            Washington, D.C. 20549

                                  FORM 10-QSB

             [x] Quarterly Report pursuant to Section 13 or 15 (d)
                    Of The Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

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

                                Yes  X
                                   -----


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


Class:                                  SHARES OUTSTANDING at November 10, 1997
------                                  ---------------------------------------
Common Stock,  $.01 par value                          2,073,708

                              PS Financial, Inc.

                                  Form 10-QSB

                   Quarterly Period Ended September 30, 1997

                        Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS  (Unaudited)                                                                 Page
              Condensed Consolidated Statements of Financial Condition at September 30, 1997 and
                   December 31, 1996                                                                         3

              Condensed Consolidated Statements of Income for the three months and nine months ended
                   September 30, 1997 and 1996                                                               4

              Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine
                   months ended September 30, 1997 and 1996                                                  5

              Condensed Consolidated Statements of Cash Flows for the nine months ended September
                   30, 1997 and 1996                                                                         6

              Notes to the Condensed Consolidated Financial Statements as of September 30, 1997              8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS               9

                                            Part II - Other Information

              Item 6. Exhibits and Reports on Form 8-K                                                      13

                                      2

                               PS FINANCIAL, INC.
                               CHICAGO, ILLINOIS
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   September 30, 1997 and December 31, 1996
                 (Dollars in thousands, expect per share data)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          September 30,               December 31,
                                                                                               1997                       1996
ASSETS
Cash on hand and in banks                                                                    $   524                    $   579
Interest-bearing deposit accounts in other  financial institutions                             1,401                      8,179
                                                                                             -------                    -------
         Total cash and cash equivalents                                                       1,925                      8,758

Interest-bearing term deposits in other financial  institutions                                  159                        248
Securities available-for-sale                                                                 37,223                     24,080
Mortgage-backed securities available-for-sale                                                  9,255                      4,702
Loans receivable, net                                                                         35,444                     35,943
Federal Home Loan Bank stock                                                                     450                        362
Premises and equipment, net                                                                      464                        461
Accrued interest receivable                                                                      756                        477
Other assets                                                                                      22                        102
                                                                                             -------                    -------
Total assets                                                                                 $85,698                    $75,133
                                                                                             =======                    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
         Deposits                                                                            $41,315                    $42,203
         FHLB Advances                                                                         8,500                          0
         Advances from borrowers for taxes and insurance                                         241                        477
         Accrued interest payable and other liabilities                                        3,657                        306
                                                                                             -------                    -------
                  Total liabilities                                                           53,713                     42,986

Stockholders' Equity
         Common stock $0.01 par value per share, 2,500,000 shares authorized;
         2,182,125 issued and outstanding
                                                                                                  22                         22
         Additional paid-in capital                                                           21,114                     21,170
         Retained earnings, substantially restricted                                          13,589                     12,669
         Unearned ESOP shares                                                                 (1,691)                    (1,691)
         Unearned RRP shares                                                                  (1,162)                         0
         Treasury Stock                                                                           (7)                         0
         Net unrealized gain (loss) on securities available-for-sale, net                        120                        (23)
          of tax
                                                                                             -------                    -------
                  Total stockholders' equity                                                  31,985                     32,147
                                                                                             -------                    -------
                           Total liabilities and equity                                      $85,698                    $75,133
                                                                                             =======                    =======

                              PS FINANCIAL, INC.
                               CHICAGO, ILLINOIS
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                          Nine months Ended              Three months ended
                                                                            September 30,                    September 30,
                                                                       1997            1996             1997            1996
                                                                       ----            ----             ----            ----
Interest income
          Loans                                                     $    2,447      $    2,552        $      828     $      906
          Securities                                                     1,442             549               569            184
          Mortgage-backed securities                                       419             196               152             73
          Other                                                            145             121                35             35
                                                                    ----------      ----------        ----------     ----------
                  Total interest income                                  4,453           3,418             1,584          1,198

Interest expense
          Deposits                                                       1,299           1,300               440            433
          Other borrowings                                                 156               0               116              0
                                                                    ----------      ----------        ----------     ----------
                  Total interest expense                                 1,455           1,300               556            433
                                                                    ----------      ----------        ----------     ----------

Net interest income                                                      2,998           2,118             1,028            765

Provision for loan losses                                                    0              50                 0              0
                                                                    ----------      ----------        ----------     ----------

Net interest income after provision for loan                             2,998           2,068             1,028            765

Noninterest income
          Net gain (loss) on sale of securities                             (1)              0                 2              0
          Other                                                             51              44                17             14
                                                                    ----------      ----------        ----------     ----------
                  Total noninterest income                                  50              44                19             14

Noninterest expense
          Compensation and benefits                                        532             348               170            128
          Occupancy and equipment expense                                   97              86                32             30
          Data processing                                                   40              37                15             13
          Federal insurance premiums                                        20             336                 7            289
          Professional Fees                                                 79              21                14              7
          Other                                                            148              91                53             27
                                                                    ----------      ----------        ----------     ----------
                  Total noninterest expense                                916             919               291            494
                                                                    ----------      ----------        ----------     ----------

Income before income tax expense                                         2,132           1,193               756            285
Income tax expense                                                         866             481               338            123
                                                                    ----------      ----------        ----------     ----------

Net income                                                          $    1,266      $      712        $      418     $      162
                                                                    ==========      ==========        ==========     ==========
Earnings per share                                                  $     0.58                        $     0.19
                                                                    ==========                        ==========
Average shares outstanding                                           2,181,709                         2,180,899
                                                                    ==========                         =========


                              PS FINANCIAL, INC.
                               CHICAGO, ILLINOIS
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)
                                 (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
Nine months Ended September 30                                                                1997                      1996
-----------------------------------------------------------------------------------------------------------------------------
Common Shares
Balance at beginning of year                                                                    22                         0
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30                                                                         22                         0
-----------------------------------------------------------------------------------------------------------------------------
Additional Paid-In Capital
Balance at beginning of year                                                                21,170                         0
Change in additional paid in capital                                                           (56)                        0
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30                                                                     21,114                         0
-----------------------------------------------------------------------------------------------------------------------------
Retained Earnings, Substantially Restricted
Balance at beginning of year                                                                12,669                    11,667
Net income for the period                                                                    1,266                       712
Dividends declared                                                                            (346)                        0
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30                                                                     13,589                    12,379
-----------------------------------------------------------------------------------------------------------------------------
Unearned ESOP Shares
Balance at beginning of year                                                                (1,691)                        0
Change in unearned ESOP shares                                                                   0                         0
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30                                                                     (1,691)                        0
-----------------------------------------------------------------------------------------------------------------------------
Unearned RRP Shares
Balance at beginning of year                                                                     0                         0
Change in RRP shares                                                                        (1,162)                        0
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30                                                                     (1,162)                        0
-----------------------------------------------------------------------------------------------------------------------------
Treasury Stock
Balance at beginning of year                                                                     0                         0
Change in Treasury Stock                                                                        (7)                        0
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30                                                                         (7)                        0
-----------------------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on securities available-for-sale
Balance at beginning of year                                                                   (23)                       57
Change in unrealized gain (loss) on securities available-for-sale net                          143                      (168)
of tax
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30                                                                        120                      (111)
-----------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                  31,985                    12,268
-----------------------------------------------------------------------------------------------------------------------------

                                      5

                              PS FINANCIAL, INC.
                               CHICAGO, ILLINOIS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                                              Nine months ended
                                                                                                 September 30,
                                                                                           1997                 1996
                                                                                           ----                 ----
Cash flows from operating activities
         Net income                                                                   $   1,266              $    712
        Adjustments to reconcile net income to net cash from operating activities
            Depreciation                                                                     37                    25
            Amortization of premiums and discounts on
                 investment and  mortgage-backed securities, net                            (5)                    15
            Net gain on sales of securities available-for-sale                                1                     0
            RRP expense                                                                      60                     0
            Provision for losses on loans                                                     0                    50
            Change in
                  Deferred loan origination fees                                            (40)                  (30)
                  Accrued interest receivable and other assets                             (199)                 (226)
                  Other liabilities and deferred income taxes                               286                   202
                                                                                        -------              -------
                      Net cash provided by operating activities                           1,406                   748

Cash flows from investing activities
         Proceeds from sale of securities available-for-sale                             10,485                     0
         Proceeds from sale of mortgage-backed securities available-for-sale
                                                                                          1,014                     0
         Purchase of Federal Home Loan Bank Stock                                           (88)                  (21)
         Proceeds from repayment of securities available-for-sale                           823                   480
         Purchase of securities available-for-sale                                      (25,847)               (5,500)
         Purchase of mortgage-backed securities available-for-sale                       (6,209)                    0
         Maturities of securities available-for-sale                                      5,250                 3,500
         Net decrease in interest-bearing term deposits in other financial institutions
                                                                                             89                    0
         Net change in loans                                                                539               (1,361)
         Capital expenditures, net                                                          (40)                 (23)
                                                                                        -------              -------
             Net cash used in investing activities                                      (13,984)              (2,925)

Cash flows from financing activities
         Net increase (decrease) in deposits                                               (888)                 586
         Dividends Paid                                                                    (346)                   0
         Borrowings from FHLB                                                             8,500                    0
         Purchase of Treasury Stock                                                      (1,285)                   0
         Net decrease in advance payments by borrowers for insurance and taxes
                                                                                           (236)                (246)
                                                                                        -------              -------
             Net cash provided by (used in) financing activities                          5,745                  340

Decrease in cash and cash equivalents                                                    (6,833)              (1,837)

Cash and cash equivalents at beginning of period                                          8,758                3,754
                                                                                        -------              -------

Cash and cash equivalents at end of period                                              $ 1,925              $ 1,917
                                                                                        =======              =======

Supplemental disclosure of cash flow information
             Cash paid during the period for
                       Interest                                                         $ 1,445             $ 1,313
                       Income taxes                                                         676                 533

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

Earnings per share is calculated by dividing the net earnings by the weighted average number of common shares outstanding, including stock awards, and common stock equivalents attributable to outstanding stock options, when dilutive. The weighted average number of the Company's shares of common stock used to calculate the nine months and three months ended September 30, 1997 earnings per share was 2,181,709 and 2,180,899, respectively.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of PS Financial, Inc. as of September 30, 1997 and 1996, and the results of its operations for the three month and nine month periods then ended.

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

NOTE 3 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet three separate capital requirements. The following is a summary of the Bank's regulatory capital at September 30, 1997.


                                                               Tangible               Core              Risk based
                                                                Capital              Capital              Capital
                                                                -------              -------              -------
                                                                                 (In thousands)
Regulatory capital                                             $ 23,204               $ 23,204            $ 23,390

Minimum capital requirement                                       1,191                  2,383               2,280
                                                               --------               --------            --------

Excess regulatory capital over minimum  requirement            $ 22,013               $ 20,821            $ 21,110
                                                               ========               ========            ========

                                      7

                              PS FINANCIAL, INC.
                               CHICAGO, ILLINOIS
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Financial Condition at September 30, 1997 and December 31, 1996

Total assets increased $10.6 million to $85.7 million from December 31, 1996 to September 30, 1997 primarily as a result of an increase in securities and mortgage-backed securities available-for-sale, financed with FHLB advances.

The Bank's net loans receivable decreased by $499,000 from $35.9 million at December 31, 1996 to $35.4 million at September 30, 1997.

Securities available-for-sale increased by $13.1 million from $24.1 million at December 31, 1996 to $37.2 million at September 30, 1997. In addition, mortgage backed securities increased by $4.6 million from $4.7 million at December 31, 1996 to $9.3 million at September 30, 1997. These increases were mainly offset by a decrease in cash and cash equivalents of $6.8 million from $8.7 million at December 31, 1996 to $1.9 million at September 30, 1997, as conversion proceeds were invested in higher yielding assets. FHLB advances, with terms of 6 months to 1 year, totaling $8.5 million were also utilized to increase the balances of securities available-for-sale and mortgage-backed securities. The securities purchased mature primarily in 5 to 7 years, but are callable in 6 to 12 months.

Total liabilities at September 30, 1997 were $53.7 million compared to $43.0 million at December 31, 1996, an increase of $10.7 million. The increase of $3.4 million in other liabilities was primarily due to $3.0 million in security transactions to settle in October, 1997, while FHLB advances increased $8.5 million. Deposits declined $888,000 , in large part due to the termination of several large estate accounts upon the death of the owners.

Stockholders' equity at September 30, 1997 was $32.0 million compared to $32.1 million at December 31, 1996, a decrease of $162,000, or 0.5%, due primarily to costs associated with the repurchase of stock upon the implementation of stock compensation programs of $1.2 million and the payment of $346,000 in dividends, partially offset by net earnings of $1.3 million and a change in the unrealized loss on securities available-for-sale of $143,000.

Comparison of Operating Results for the Three Months Ended September 30, 1997 and September 30, 1996.

General
Net earnings for the three months ended September 30, 1997 were $418,000, an increase of $256,000, or 158.0%, from net earnings of $162,000 for the three months ended September 30, 1996. The increase in net earnings is primarily due to the increase in the net interest margin resulting from the investment of cash proceeds from the issuance of common stock in the conversion from a mutual savings bank to a stock savings bank and a decrease in federal deposit insurance expense after the SAIF recapitalization

Interest Income
Interest income for the three months ended September 30, 1997 was $1.6 million compared to $1.2 million for the three months ended September 30, 1996, an increase of $386,000, or 32.2%. The increase in interest income was the result of a $29.0 million increase in the average balance of interest-earning assets due to an increase in the average balance of securities available-for-sale and mortgage-backed securities. The increase in the average balance was aided by increased yields obtained on investment securities.

Interest Expense
Interest expense for the three months ended September 30, 1997 was $556,000 compared to $433,000 for the three months ended September 30, 1996, an increase of $123,000, or 28.4%. The increase in interest expense was primarily due to the addition of $8.5 million in FHLB advances which were not used during 1996.

                              PS FINANCIAL, INC.
                              CHICAGO, ILLINOIS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Provision for Loan Losses
The Bank's provision for loan losses was zero for the three months ended September 30, 1997 compared to zero for the three months ended September 30, 1996. At September 30, 1997, the Bank's allowance for loan losses totaled $186,000, or 0.5% of total loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended September 30, 1997 is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances over sixty days at September 30, 1997 increased to $1,797,000 compared to $686,000 at December 31, 1996. Non-accruing loans at September 30, 1997 totaled $585,000 compared to $268,000 at December 31, 1996.

Noninterest Income
Noninterest income for the three months ended September 30, 1997 was $19,000 compared to $14,000 for the three months ended September 30, 1997. The increase was primarily due to a net gain of $2,000 on sales of securities in 1997.

Noninterest Expense
Noninterest expense was $291,000 for the three months ended September 30, 1997 compared to $494,000 for the three months ended September 30, 1996, a decrease of $203,000. The decrease was primarily the result of a $282,000 decrease in Federal deposit insurance premiums, which included the one time SAIF assessment, partly offset by a $42,000 increase in compensation and benefits, including the implementation of an ESOP and RRP, and an increase of $7,000 in professional expenses in connection with being a public company.

Income Taxes
Income taxes were $338,000 for the three months ended September 30, 1997 compared to $123,000 for the three months ended September 30, 1996, an increase of $215,000, or 174.8%. The increase was primarily a result of a $471,000 increase in pretax earnings.


Comparison of Operating Results for the Nine Months Ended September 30, 1997 and September 30, 1996.

General
Net earnings for the nine months ended September 30, 1997 were $1.3 million, an increase of $644,000, or 77.8%, from net earnings of $712,000 for the nine months ended September 30, 1996. The increase in net earnings is primarily due to the increase in the net interest margin resulting from the investment of cash proceeds from the issuance of common stock in the conversion from a mutual savings bank to a stock savings bank and reduced deposit insurance expenses after the September 1996 recapitalization of the SAIF insurance fund.

                              PS FINANCIAL, INC.
                              CHICAGO, ILLINOIS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Interest Income
Interest income for the nine months ended September 30, 1997 was $4.5 million compared to $3.4 million for the nine months ended September 30, 1996, an increase of $1.1 million, or 32.4%. The increase in interest income was the result of a $25.5 million increase in the average balance of interest-earning assets primarily due to an increase in the average balance of securities available-for-sale and mortgage-backed securities. The increase in the average balance was aided by increased yields obtained on investment securities, although this gain was partially offset by a decrease in yield on mortgage loans for the nine months ended September 30, 1997. The decrease in loan yields was primarily the result of a continuing shift in consumer demand for lower-yielding balloon mortgages over higher-yielding 15 year mortgages.

Interest Expense
Interest expense for the nine months ended September 30, 1997 was $1.5 million compared to $1.3 million for the nine months ended September 30, 1996, an increase of $155,000, or 11.9%. The increase in interest expense was primarily due to the addition of FHLB advances.

Provision for Loan Losses
The Bank's provision for loan losses was zero for the nine months ended September 30, 1997 compared to $50,000 for the nine months ended September 30, 1996. At September 30, 1997, the Bank's allowance for loan losses totaled $186,000, or 0.5% of total loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the nine months ended September 30, 1997 is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances over sixty days at September 30, 1997 increased to $1,797,000 compared to $686,000 at December 31, 1996. Non-accruing loans at September 30, 1997 totaled $585,000 compared to $268,000 at December 31, 1996.

Noninterest Income
Noninterest income for the nine months ended September 30, 1997 was $50,000 compared to $44,000 for the nine months ended September 30, 1997. The increase was due to an increase in other noninterest income.

Noninterest Expense
Noninterest expense was $916,000 for the nine months ended September 30, 1997 compared to $919,000 for the nine months ended September 30, 1996, a decrease of $3,000. The decrease was primarily a result of a $316,000 reduction in Federal deposit insurance premiums including the one-time SAIF assessment, offset in part by a $184,000 increase in compensation and benefits, including the implementation of an ESOP and RRP and a severance payment of $40,000 upon the departure of an executive officer, and an increase of $58,000 in professional expenses in connection with being a public company

                              PS FINANCIAL, INC.
                              CHICAGO, ILLINOIS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Income Taxes
Income taxes were $866,000 for the nine months ended September 30, 1997 compared to $481,000 for the nine months ended September 30, 1996, an increase of $385,000, or 80%. The increase was primarily the result of a $939,000 increase in pretax earnings.

Impact of New Accounting Standards
In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Extinguishments of Liabilities". SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996, and early or retroactive application is not permitted. Because the volume and variety of certain transactions will make it difficult for some entities to comply, some provisions have been delayed by SFAS No. 127. The adoption of SFAS No. 125 did not have a material impact on the results of operations or financial conditions of the Bank.

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

                              PS FINANCIAL, INC.
                                 (Registrant)

Date: November 14, 1997                       By: /s/Kimberly Rooney
                                   --------------------------------------------
                                                  Kimberly Rooney
                                              Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 14, 1997                       By: /s/Jeffrey Przybyl
                                   --------------------------------------------
                                                  Jeffrey Przybyl
                                              Chief Financial Officer
                                   (Principal Financial and Accounting Officer)