Form 10KSB
period 1997-12-31
PS FINANCIAL INC
filed 1998-03-31
CIK 1021575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934 For the Fiscal Year Ended  December 31, 1997

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

    For  the  transition  period  from   ________________  to  ________________
    Commission File Number

                               PS FINANCIAL, INC.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                                 Delaware                                                                36-4101473
---------------------------------------------------------------------------         ------------------------------------------------
      (State or Other Jurisdiction of Incorporation or Organization                       (I.R.S. Employer Identification Number)

                4800 South Pulaski Road, Chicago, Illinois                                               60632-4195
---------------------------------------------------------------------------         ------------------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

         State issuers' revenues for its most recent fiscal year: $6.1 million

         As of March 16, 1998, the Registrant had 2,050,429 shares of Common Stock issued and outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of March 16, 1998, was $24.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 1997.
         Part III of Form 10-KSB - Portions of The Proxy Statement for Annual Meeting of Stockholders to be held in 1998.

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

         The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

General
         PS Financial, Inc. (the "Company"), a Delaware corporation, was organized to act as the holding company for Preferred Savings Bank ("Preferred Savings" or the "Bank") upon completion of the Company's conversion from the mutual to the stock form or organization (the "Conversion"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the Common Stock of the Bank to be outstanding upon completion of the Conversion. The Conversion was completed on November 26, 1996. All references to the Company, unless otherwise indicated, at or before November 26, 1996 refer to the Company and its subsidiary on a consolidated basis. The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market System under the symbol "PSFI."

         At December 31, 1997, the Company had total assets of $87.9 million, deposits of $41.3 million and stockholders' equity of $23.1 million. The executive offices of the Company are located at 4800 South Pulaski Road, Chicago, Illinois 60632, and its telephone number at that address is (773) 376-3800.

         As a community-oriented financial institution, PS Financial seeks to serve the financial needs of communities in its market area. PS Financial, Inc.'s business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one- to four-family residential mortgage loans and, to a lesser extent, multi-family, commercial real estate and consumer loans in its market area. The Company also invests in mortgage-backed and other securities and other permissible investments.

         The Company offers a variety of accounts having a range of interest rates and terms. The Company's deposits include savings accounts, checking accounts, money market accounts and certificate accounts with terms of six months to five years. The Company solicits deposits only in its primary market area and does not accept brokered deposits.

Market Area
         PS Financial serves primarily the southwest side of Chicago and Cook County, Illinois through its office located at 4800 South Pulaski Road in Chicago, Illinois. PS Financial's market area for loans includes primarily Cook County, Illinois and, to a lesser extent, portions of DuPage and Will Counties, Illinois. The market area for deposits includes primarily the southwest side of the City of Chicago including the Garfield Ridge, Archer Heights and Brighton Park areas of Chicago. The southwest side of Chicago includes a diverse population of low- and moderate-income neighborhoods. The housing in these neighborhoods consists primarily of two- to six-unit apartments and single family residences.

         The Company's market area also includes small strip shopping centers, small retail and medical offices, and small- to medium-size manufacturing facilities as well as the Chicago Metropolitan area's second largest airport, Midway Airport. Management believes the economic and demographic characteristics of its market area to be generally stable.

Lending Activities
         General. The principal lending activity of the Company is originating for its portfolio fixed rate mortgage loans secured by one-to four-family residences located primarily in the Company's market area. To a much lesser extent, PS Financial also originates commercial real estate, multi-family and consumer loans in its market area. At December 31, 1997, the Company's total loans receivable, net totaled $37.2 million. See "- Originations and Purchases of Loans".

         Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                                           December 31,
                            --------------------------------------------------------------------------------------------------------
                                    1997                 1996                  1995                  1994                 1993
                            --------------------------------------------------------------------------------------------------------
                              Amount    Percent    Amount    Percent    Amount    Percent     Amount    Percent    Amount   Percent
                              ------    -------    ------    -------    ------    -------     ------    -------    ------   -------
Real Estate Loans:                                                    (Dollars in Thousands)
  One- to four-family         $29,129    77.07%    $26,998   73.72%     $25,858    73.44%     $24,711   73.62%      23,403    74.45%
  Multi-Family                  5,636    14.91       6,088   16.62        6,094    17.31        5,929   17.66        5,452    17.34
  Commercial                    2,953     7.81       3,183    8.69        2,953     8.39        2,904    8.65        2,546     8.10
  Construction                     67     0.18         336    0.92          286     0.81           --      --           --       --
                              -------    -----     -------   -----      -------     ----      -------   -----       ------   ------
    Total  real estate loans   37,785    99.97      36,605   99.95       35,191    99.95       33,544   99.93       31,401    99.89
                              -------              -------              -------               -------               ------

Consumer Loans:
  Deposit Account                  11     0.03          17    0.05           18     0.05           24    0.07           35     0.11
                              -------    -----     -------   -----      -------     ----      -------   -----       ------   ------
    Total loans                37,796   100.00%     36,622  100.00%      35,209   100.00%      33,568  100.00%      31,436   100.00%
                                        ======              ======                ======               ======               =======

Less:
  Deferred fees and discounts     443                  493                  548                   542                  521
  Allowance for loan losses       186                  186                  136                   136                   94
                              -------              -------              -------               -------               ------
    Total loansreceivable,
     net                      $37,167              $35,943              $34,525               $32,890              $30,821
                              =======              =======              =======               =======              =======

                                       2

         The following table shows the composition of the Company's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                                December 31,
                                  ------------------------------------------------------------------------------------------------
                                          1997                1996                1995                1994              1993
                                  ------------------------------------------------------------------------------------------------
                                   Amount    Percent   Amount    Percent    Amount   Percent   Amount    Percent   Amount  Percent
                                   ------    -------   ------    -------    ------   -------   ------    -------   ------  -------
Fixed Rate Loans:                                                        (Dollars in Thousands)
Real Estate
  One- to four-family              $29,129   77.07%    $26,998    73.82%    $25,858   73.44%   $24,711    73.61%   $23,403    74.45%
  Multi-family                       5,636   14.91       6,088    16.65       6,094   17.31      5,929    17.66      5,452    17.34
  Commercial                         2,953    7.81       3,183      8.7       2,953    8.39      2,904     8.65      2,546      8.1
                                   -------   -----     -------    -----     -------   -----     ------    -----     ------    -----
    Total real estate loans         37,718   99.79      36,269    99.17      34,905   99.14     33,544    99.93     31,401    99.89
Consumer loans                          11    0.03          17     0.04          16    0.04         15     0.04         19     0.06
                                   -------   -----     -------    -----     -------   -----     ------    -----     ------    -----
    Total fixed-rate loans          37,729   99.82      36,286    99.21      34,921   99.18     33,559    99.97     31,420    99.95
                                   -------             -------               ------             ------              ------

Adjustable-Rate Loans:
  Real estate - construction            67    0.18         336     0.92         286    0.81         --       --         --       --
  Consumer loans                         -     --           -       --            2     --           9      .03         16     0.05
                                   -------   -----     -------    -----     -------   -----     ------    -----     ------    -----
    Total adjustable-rate loans         67    0.18         336     0.92         288    0.81          9      .03         16     0.05
                                   -------   -----     -------    -----     -------   -----     ------    -----     ------    -----
Total loans                         37,796  100.00%     36,622   100.00%     35,209  100.00%    33,568   100.00%    31,436   100.00%
                                            ======               ======              ======              ======              ======

Less:
  Deferred fees and discounts          443                 493                  548                542                 521
  Allowance for loan losses            186                 186                  136                136                  94
                                   -------             -------              -------            -------             -------
    Total loans receivable, net    $37,167             $35,943              $34,525            $32,890             $30,821
                                   =======             =======              =======            =======             =======


         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at December 31, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                          Real Estate
                        ------------------------------------------------------------------------------------------------------------
                            One- to Four-Family             Multi-family                 Commercial                Construction
                                         Weighted                     Weighted                   Weighted                   Weighted
                                          Average                     Average                    Average                     Average
                            Amount         Rate          Amount         Rate        Amount         Rate         Amount        Rate
                        ------------------------------------------------------------------------------------------------------------
     Due During                                                   (Dollars in Thousands)
    Period Ending
    December 31,
--------------------
1998                          $158        8.70%         $   --           --%       $   --            --%          $67          9.50%
1999                            90        9.56              89        10.27           127         11.00            --            --
2000 and 2001                1,491        8.90             571         8.93           738          9.14            --            --
2002 to 2006                 5,020        8.51           2,965         8.64         1,913          9.63            --            --
2007 to 2021                22,370        8.22           2,011         8.99           175         10.45            --            --
2022 and following              --          --              --           --            --            --            --            --
                           -------                      ------                     ------                         ---
                           $29,129        8.31%         $5,636         8.81%       $2,953          9.61%          $67          9.50%
                           =======                      ======                     ======                         ===

                                   Consumer                                  Total
                       -------------------------------------------------------------------------
                                            Weighted                               Weighted
                                             Average                               Average
                            Amount            Rate                  Amount           Rate
                       -------------------------------------------------------------------------
    Due During
    Period Ending
    December 31,
--------------------
1998                         $11             6.85%                  $236             8.39%
1999                          --               --                    306            10.36
2000 and 2001                 --               --                  2,800             8.97
2002 to 2006                  --               --                  9,898             8.77
2007 to 2021                  --               --                 24,556             8.30
2022 and following            --               --                     --               --
                             ---                                 -------
     Total                   $11            6.85%                $37,796             8.49%
                             ===                                 =======



         The total amount of loans due after December 31, 1998 which have predetermined interest rates is $37.6 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $0.

         Under federal law, the aggregate amount of loans that the Company is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1997, based on the above, the Company's regulatory loans-to-one borrower limit was approximately $3.1 million. On the same date, the Company had no borrowers with outstanding balances in excess of this amount. As of December 31, 1997, the largest dollar amount outstanding or committed to be lent to one borrower or, group of related borrowers, was 7 loans totaling $940,000 secured by multi-family, commercial and one- to four-family real estate. The second largest group of loans outstanding to a group of related borrowers was 10 loans totaling $794,000 secured by multi-family and one- to four-family real estate. At December 31, 1997, these loans, except for one $374,000 loan on a commercial property consisting of 9 stores and 11 apartments which was two months delinquent, were performing in accordance with their terms.

         All of the Company's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Company's appraisal policy). The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns or confirmations. All loans originated by PS Financial are approved by the full board.

         The Company requires title insurance or other evidence of title on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Company also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

         One- to Four-Family Residential Real Estate Lending. The cornerstone of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. Historically, the Company focused on fixed rate loans with 15 year terms with 25 year amortization maturities. Substantially all of the Company's one- to four-family residential mortgage originations are secured by properties located in its market area. All mortgage loans originated by the Company are retained and serviced by it.

         As of December 31, 1997, $7.8 million or 26.8% the Company's one- to four-family residential loan portfolio was secured by properties with two or more units. At that date, the average outstanding residential loan balance was approximately $68,000.

         The Company currently offers fixed-rate mortgage loans with maturities from 15 to 25 years and balloon loans with terms of up to 15 years with 25 year amortization schedules. Interest rates and fees charged on these fixed-rate loans are established on a regular basis according to market conditions. See "- Originations and Purchases of Loans.

         The Company also originates a limited number of loans secured by condominiums located in its market area. Condominium loans are made on substantially the same terms as one- to four-family loans. At December 31, 1997, the Company had $1.7 million of condominium loans.

         PS Financial will generally lend up to 80% (or up to 85% on a case-by-case basis) of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans. The loan-to-value ratio on non-owner occupied, one- to four-family loans is generally 80% of the lesser of the sales price or appraised value of the security property. Non-owner occupied one- to four-family loans may pose a greater risk to the Company than traditional owner occupied one- to four-family loans. In underwriting one- to four-family residential real estate loans, the Company currently evaluates both the borrower's ability to make principal, interest and escrow payments, the value of the property that will secure the loan and debt to income ratios.

         Residential loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Properties securing one- to four-family residential real estate loans made by PS Financial are appraised by independent appraisers.

         Since under its current policy, the Company originates all mortgage loans for its portfolio, the Company's loans are not underwritten to permit their sale in the secondary market.

         The Company's residential mortgage loans customarily include due-on-sale clauses giving the Company the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

         Multi-family and Commercial Real Estate Lending. In recognition of the many small apartment buildings and businesses in the Company's market area and in order to increase the interest rate sensitivity and yield of its loan portfolio and to complement residential lending opportunities, the Company has originated permanent multi-family and commercial real estate loans. At December 31, 1997, the Company had $3.0 million in commercial real estate loans, representing 7.8% of the total loan portfolio, and $5.6 million in multi-family loans, or 14.9% of the Company's total loan portfolio.

         The Company's multi-family and commercial real estate loan portfolio includes loans secured by small apartment buildings, office buildings and other income producing properties located in its market area.

         The Company's permanent multi-family and commercial real estate loans generally carry a maximum term of 15 years and have fixed rates. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property. Appraisals on properties securing multi-family and commercial real estate loans are performed by an independent appraiser designated by the Company at the time the loan is made. All appraisals on multi-family or commercial real estate loans are reviewed by the Company's board.

         In addition, the Company's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. The Company obtains personal guarantees on these loans.

         The table below sets forth, by type of security property, the number and amount of the Company's multi-family and commercial real estate loans at December 31, 1997. Substantially all of the loans referred to in the table below are secured by properties located in the Company's market area.

                                                                                    Outstanding               Amount
                                                                 Number of           Principal            Non-Performing
                                                                   Loans              Balance              or of Concern
                                                             -----------------------------------------------------------------
                                                                                  (Dollars in Thousands)
Commercial Real Estate
     Small business facilities                                     18                 $2,559                    $207
     Office Buildings                                               5                    613                      --
     Three Flats                                                    3                    144                      --
Multi-family                                                       39                  5,636                      --
                                                                   --                 ------                    ----
     Total multi-family and commercial real estate loans           65                 $8,952                    $207
                                                                   ==                 ======                    ====

         At December 31, 1997, the Company's largest commercial real estate or multi-family loan outstanding totaled $ 374,000 and was secured by a 9 store and 11 unit apartment complex located in Berwyn, Illinois.

         Multi-family and commercial real estate loans may present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. At December 31, 1997, there were no multi-family loans delinquent 90 days or more, and one commercial real estate loan delinquent 90 days or more.

         Construction Lending. The Company occasionally purchases participation interests in construction loans to builders or developers for the construction of small residential or commercial properties. Such properties are generally located in Illinois. At December 31, 1997, the Company's construction lending portfolio consisted of a participation interest in a construction loan of $67,000, or 0.18% of the Company's real estate loan portfolio.

         Consumer Lending. Federally chartered savings institutions may invest up to 35% of assets in consumer loans (including any investment in investment grade and commercial paper and corporate debt securities). The Company originates consumer loans secured by deposit accounts. At December 31, 1997, consumer loans totaled $11,000, or 0.03% of the Company's total loan portfolio. In order to increase the yield and interest rate sensitivity of its loan portfolio, management is also considering offering various types of home equity loans.

Originations and Purchases of Loans

         Real estate loans are originated by PS Financial's staff through referrals from existing customers or real estate agents.

         The Company's ability to originate loans is dependent upon customer demand for loans in its market and to a limited extent, various marketing efforts. Demand is affected by both the local economy and the interest rate environment. See "- Market Area". Under current policy, all loans originated by PS Financial are retained in the Company's portfolio.

         In the past, the Company has purchased participation interests in construction loans originated by a local financial institution. All such loans are secured. At December 31, 1997, the Company had $67,000 of participation interests in construction loans. The Company intends to continue to purchase such loans in the future, subject to market conditions.

         From time to time, in order to supplement loan originations, the Company has acquired mortgage-backed and other securities which are held, depending on the investment intent, in the "held-to-maturity" or "available-for-sale" portfolios. See "- Investment Activities - Mortgage- Backed Securities" and Note 2 to the Notes to Consolidated Financial Statements in the Annual Report included herein as exhibit 13.

         The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.

                                                                                      Year Ended
                                                                                     December 31,
                                                         --------------------------------------------------------------------------
                                                             1997               1996                1995               1994
                                                         --------------------------------------------------------------------------
                                                                                    (In Thousands)
Originations by type:
         Real estate  - one- to four-family                   $8,207             $6,351              $5,162             $6,951
                      - multi-family                             460              2,678                 821              1,180
                      - commercial                               955              1,077               1,270              1,315
         Passbook                                                 --                 15                   9                 12
                                                               -----             ------               -----              -----
             Total loans originated                            9,622             10,121               7,262              9,458
                                                               -----             ------               -----              -----

Purchases
         Real estate - construction                                8                574                 551                 --

Sales and Repayments
         Principal repayment                                   8,456              9,282               6,172              7,326
         Increase (decrease) in other items, net (1)              50                  5                  (6)               (63)
                                                              ------             ------              ------             ------
                                                              $1,224             $1,418              $1,635             $2,069
                                                              ======             ======              ======             ======

Footnotes


(1) Other items consist primarily of deferred fees and the allowance for loan losses.

Delinquencies and Non-Performing Assets

         Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Company attempts to cure the delinquency by contacting the borrower. Generally, Company personnel work with the delinquent borrower on a case by case basis to solve the delinquency. Generally, a late notice is sent on all delinquent loans over 20 days delinquent. Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent for 90 days, the Company may institute appropriate action to foreclose on the property. If a borrower agrees to a payment plan to bring a delinquent loan current, a designated lending officer monitors the loan for compliance with the payment agreement. If foreclosed, the property is sold at public sale and may be purchased by the Company.

         Real estate acquired by PS Financial as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value less estimated selling costs. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized. The Company had no real estate acquired as a result of foreclosure during the last five years.

         The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1997.


                                                                          Loans Delinquent For:
                                    ------------------------------------------------------------------------------------------------
                                               30-59 Days                       60-89 Days                    90 Days and Over
                                    ------------------------------------------------------------------------------------------------
                                                           Percent                          Percent                          Percent
                                                           of Loan                          of Loan                          of Loan
                                      Number    Amount     Category    Number    Amount    Category    Number     Amount    Category
                                    ------------------------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
Real Estate:
     One- to Four-Family                10      $793        2.72%        6       $599       2.06%         7       $642        2.21%
     Multi-family                        1       138        2.45        --         --         --         --         --          --
     Commercial real estate             --        --          --         2        509      17.23          1        207        7.00
     Construction or development        --        --          --        --         --         --         --         --          --
     Consumer                           --        --          --        --         --         --         --         --          --
     Commercial Business                --        --          --        --         --         --         --         --          --

Consumer                                --        --          --        --         --         --         --         --          --
                                       ---      ----                   ---     ------                   ---       ----
         Total                          11      $931        2.46%        8     $1,108       2.93%         8       $849        2.24%
                                       ===      ====                   ===     ======                   ===       ====

                                    Total Delinquent Loans
                               ----------------------------------
                                                      Percent
                                                      of Loan
                                 Number    Amount     Category
                               ----------------------------------
Real Estate:
     One- to Four-Family            23    $2,034        6.98%
     Multi-family                    1       138        2.45
     Commercial real estate          3       716       24.23
     Construction or                --        --          --
development
     Consumer                       --        --          --
     Commercial Business            --        --          --

Consumer                            --        --          --
                                   ---    ------
         Total                      27    $2,888        7.64
                                   ===    ======


         Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as a loss, the institution charges off such amount against the loan loss allowance. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

         On the basis of management's review of its assets, at December 31, 1997, the Company had classified a total of $458,000 of its loans consisting of one- to four-family residential real estate as follows:


                                                         December 31, 1997
                                                         -----------------
                                                           (In Thousands)

Substandard...................................................  $458
Doubtful......................................................    --
Loss..........................................................    --
                                                               -----
     Total....................................................  $458
                                                                ====


         At December 31, 1997, PS Financial's classified assets consist of the non-performing loans. As of the date hereof, these asset classifications are materially consistent with those of the OTS and FDIC. When loans are classified as a "loss," they are charged off against the loan loss allowance.

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. For all years presented, the Company has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.


                                                                                   December 31,
                                              --------------------------------------------------------------------------------------
                                                       1997             1996             1995             1994            1993
                                                       ----             ----             ----             ----            ----
                                                                              (Dollars in Thousands)
Non-accruing loans over 90 days delinquent:
     One- to four-family                                $264             $268             $775             $334            $170
     Multi-family                                         --               --               --               --              --
     Commercial real estate                               --               --               --               --              --
     Commercial business                                 207               --               --               --              --
                                                         ---              ---              ---              ---             ---
         Total                                           471              268              775              334             170
                                                         ---              ---              ---              ---             ---

Accruing loans delinquent more than 90 days
                                                         378               14               --               --               6
Foreclosed assets                                         --               --               --               --              --
                                                        ----             ----             ----             ----            ----

Total non-performing assets                             $849             $282             $775             $334            $176
                                                        ====             ====             ====             ====            ====
Total as a percentage of total assets                   0.97%            0.37%            1.45%            0.65%           0.33%
                                                        ====             ====             ====             ====            ====

         For the year ended December 31, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $40,000. The amounts that were included in interest income on such loans were $18,000.

         At December 31, 1997, the Company's non-accruing loans greater than 90 days included three loans secured by single-family real estate totaling $264,000 and one loan secured by a commercial building totaling $207,000.

         Other Assets of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 1997, there were no loans or other assets with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         The following table sets forth an analysis of the Company's allowance for loan losses.




                                                                                                                      10 Months
                                                                         Year Ended December 31,                        Ended
                                                     ------------------------------------------------------------    December 31,
                                                         1997           1996           1995               1994           1993
                                                         ----           ----           ----               ----           ----
                                                                                    December 31,

Balance at beginning of period                           186             136              136                94            67
Charge-offs                                               --              --               --                --            --
Recoveries                                                --              --               --                --            --
                                                          --              --               --                --            --
Net charge-offs                                           --              --               --                --            --
Additions charged to operations                           --              50               --                42            27
                                                        ----            ----             ----              ----           ---
Balance at end of period                                $186            $186             $136              $136           $94
                                                        ====            ====             ====              ====           ===

Ratio of net charge-offs during the period to
average loans outstanding during the period             0.00%           0.00%            0.00%             0.00%         0.00%
                                                        ====            ====             ====              ====          ====

Ratio of net charge-offs during the period to
average non-performing assets                           0.00%           0.00%            0.00%             0.00%         0.00%
                                                        ====            ====             ====              ====          ====

Ratio of allowance for loan losses to total loans       0.50%           0.51%            0.39%             0.41%         0.30%
                                                        ====            ====             ====              ====          ====

                                       13

The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                         December 31,
                          ----------------------------------------------------------------------------------------------------------
                                         1997                               1996                                1995
                          ----------------------------------------------------------------------------------------------------------
                                                   Percent                            Percent                             Percent
                                                  of Loans                            of Loans                            of Loans
                                         Loan      in Each                  Loan      in Each                  Loan       in Each
                           Amount of    Amounts   Category    Amount of   Amounts     Category    Amount of   Amounts     Category
                           Loan Loss      by      to Total    Loan Loss      by       to Total    Loan Loss      by       to Total
                           Allowance   Category     Loans     Allowance   Category     Loans      Allowance   Category     Loans
                           ---------   --------   --------    ---------   --------    --------    ---------   --------    ---------
                                                                        (In Thousands)

One- to four-family            $30     $29,129     77.07%        $27       $26,998     73.72%        $26       $25,858      73.44%
Multi-family                    15       5,636     14.91          15         6,088     16.62          15         6,094      17.31
Commercial real estate           7       2,953      7.81           8         3,183      8.69           7         2,953       8.39
Construction                     1          67      0.18           1           336      0.92           1           286       0.81
Consumer                         -          11      0.03           1            17      0.05          --            18       0.05
Unallocated                    133          --        --         135            --        --          87            --         --
                              ----     -------    ------        ----      --------    ------        ----       -------    -------
     Total                    $186     $37,796    100.00%       $186       $36,622    100.00%       $136       $35,209     100.00%
                              ====     =======    ======        ====      ========    ======        ====       =======    =======


                                                           December 31,
                              ------------------------------------------------------------------------
                                             1994                                1993
                              ------------------------------------------------------------------------
                                                       Percent                             Percent
                                                      of Loans                             of Loans
                                             Loan      in Each                  Loan       in Each
                               Amount of    Amounts   Category    Amount of    Amounts     Category
                               Loan Loss      by      to Total    Loan Loss       by       to Total
                               Allowance   Category     Loans     Allowance    Category     Loans
                               ---------   --------   --------    ---------    --------    --------
                                                          (In Thousands)
One- to four-family               $25      $24,711     73.62%         $23      $23,403      74.45%
Multi-family                       15        5,929     17.66           14        5,452      17.34
Commercial real estate              7        2,904      8.65            6        2,546       8.10
Construction                       --           --        --           --           --         --
Consumer                           --           24      0.07           --           35       0.11
Unallocated                        89           --        --           51           --         --
                                 ----      -------    ------         ----      -------     ------
     Total                       $136      $33,568    100.00%         $94      $31,436     100.00%
                                 ====      =======    ======          ===      =======     ======

                                       14

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

         Investment Activities

         General. PS Financial must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, PS Financial has maintained liquid assets at levels significantly above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 1997, the Company's liquidity ratio for regulatory purposes was 31.0%.

         Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the Company's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. Prior to December 31, 1993, the Company recorded its investments in its investment securities portfolio at the lower of cost or current market value if held for sale or at amortized cost if held for investment. Unrealized declines in the market value of securities held to maturity were not reflected in the financial statements; however, unrealized losses in the market value of securities held for sale were recorded as a charge to current earnings. Effective December 31, 1993, PS Financial adopted SFAS 115. As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that PS Financial has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. At December 31, 1997, the Company had no securities which were classified as trading and no securities classified as held-to-maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings. At December 31, 1997, $33.5 million of securities and $8.1 million of mortgage-backed securities were classified as available-for-sale.

         Securities. In order to supplement loan volume, invest excess liquidity and increase holdings of short and medium term assets, the Company invests in liquidity investments and in high-quality investments, such as U.S. Treasury and agency obligations. At December 31, 1997 and December 31, 1996, the Company's securities portfolio totaled $33.5 million and $24.1 million, respectively. At December 31, 1997, the Company did not own any investment securities of a single issuer which exceeded 10% of the Company's retained earnings, other than U.S. government securities and federal agency obligations. See Note 2 of the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as
Exhibit 13 for additional information regarding the Company's securities portfolio.

         The following table sets forth the composition of the Company's securities and other interest-earning assets at the dates indicated.


                                                                             December 31,
                                                -----------------------------------------------------------------------
                                                          1997                   1996                   1995
                                                -----------------------------------------------------------------------
                                                   Carrying     % of     Carrying      % of      Carrying     % of
                                                     Value     Total       Value      Total       Value       Total
                                                   --------    -----     --------     -----      --------     -----
Securities held-to-maturity:
     U.S. government securities                     $    --       --%      $    --        --%      $    --       --%

Securities available-for-sale
     U.S. government securities                       2,999     8.96        13,993     58.11         3,527    36.22
     Federal agency obligations                      30,460    91.04        10,087     41.89         6,212    63.78
                                                     ------    -----        ------     -----         -----    -----
         Total securities                           $33,459   100.00%      $24,080    100.00%       $9,739   100.00%
                                                    =======   ======       =======    ======        ======   ======

Average remaining life of securities            6.53 yrs.                3.19 yrs.              3.97 yrs.

Other interest-earning assets:
     Interest-bearing deposits with other banks     $6,059     89.64%       $8,427     95.88%       $3,086    90.05%
     Federal funds sold                                 --        --            --        --            --       --
     Federal Home Loan Bank Stock                      700     10.36           362      4.12           341     9.95
                                                     ------   ------        ------    ------       ------    ------
         Total                                       $6,759   100.00%       $8,789    100.00%      $3,427    100.00%
                                                     ======   ======        ======    ======       ======    ======


                                       17

         The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.


                              December 31, 1997
                              ------------------------------------------------------------------------------------------------------
                              Less Than          1 to 5           5 to 10           Over
                              1 Year             Years            Years             10 Years        Total Securities
                              ------------------------------------------------------------------------------------------------------
                               Carrying Value    Carrying Value    Carrying Value   Carrying Value  Carrying Value       Fair Value
                              ------------------------------------------------------------------------------------------------------
                                                     (Dollars in Thousands)
U.S. government securities          $2,999            $   --           $    --           $   --          $ 2,999            $ 2,999
Federal agency securities               --             5,995            18,926            5,539           30,460             30,460
                                    ------            ------           -------           ------          -------            -------
Total investment securities         $2,999            $5,995           $18,926           $5,539          $33,459            $33,459
                                    ======            ======           =======           ======          =======            =======
Weighted average yield                5.67%             6.54%             7.10%            8.04%            7.02%


         See Note 2 of the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13 for a discussion of the Company's securities portfolio.

         Mortgage-Backed Securities. In order to supplement loan and investment activities, the Company invests in mortgage-backed securities.

         Consistent with its asset/liability management strategy, at December 31, 1997, $3.7 million, or 46.3% of the Company's mortgage-backed securities have adjustable interest rates. For information regarding the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as
Exhibit 13.

         As of December 31, 1997, all of the mortgage-backed securities owned by the Company were issued, insured or guaranteed either directly or indirectly by a federal agency. As a result, the Company did not have any mortgage-backed securities in excess of 10% of retained earnings except for federal agency obligations.

         To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OTS, requires the Company to annually test its CMOs and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year, mortgage-backed, pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 which are classified as high risk at the time of purchase must be carried in the institution's trading account or as assets held for sale. At December 31, 1997, none of the Company's mortgage-backed securities were classified as "high-risk."

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.


                                                                         December 31,
                                             ----------------------------------------------------------------------
                                                      1997                    1996                   1995
                                             ----------------------------------------------------------------------
                                               Carrying    % of      Carrying      % of     Carrying      % of
                                                 Value     Total       Value      Total       Value      Total
                                               --------    -----     --------     -----     ---------    ------
                                                                    (Dollars in Thousands)
Mortgage-backed securities held to maturity:
FNMA                                            $   --        --%       $   --        --%      $   --       --%
Mortgage-backed securities available for sale:
GNMA                                               567      7.00           662     14.08          766    18.15
FNMA                                             3,704     45.76         1,736     36.92        2,426    57.49
FHLMC                                            3,824     47.24         2,304     49.00        1,028    24.36
                                                 -----     -----        ------    ------        -----    -----
Total mortgage-backed securities                $8,095    100.00%       $4,702    100.00%      $4,220   100.00%
                                                ======    ======        ======    ======       ======   ======

                                       19

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at December 31, 1997.


                                                                                  Due In                                December 31,
                                                       --------------------------------------------------------------       1997
                                                          Less Than         1 to         5 to 10          Over           Amortized
                                                            1 Year         5 Years        Years         10 Years            Cost
                                                       ----------------------------------------------------------------------------
                                                                                        (In Thousands)
Federal Home Loan Mortgage Corporation                       $--            $--           $961           $2,820             $3,781
Federal National Mortgage Association                         --             --            851            2,789              3,640
Government National Mortgage Association                      --             --             --              557                557
                                                             ---            ---         ------           ------             ------
         Total                                               $ 0            $ 0         $1,812           $6,166             $7,978
                                                             ===            ===         ======           ======             ======

         At December 31, 1997, the dollar amount of all mortgage-backed securities due after December 31, 1997, which had fixed interest rates and floating or adjustable rates totaled $4.3 million and $3.7 million, respectively.

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

         The following table shows mortgage-backed securities purchase, sale and repayment activities of the Company for the periods indicated.

                                                  Year Ended December 31,
                                 -------------------------------------------------------
                                      1997                1996               1995
                                      ----                ----               ----
                                                      (In Thousands)
Purchases:
Adjustable-rate (1)                 $2,982             $   --               $1,023
Fixed-rate (1)                       3,197              2,458                  917
                                     -----              -----               ------
Total purchases                      6,179              2,458                1,940

Sales:
Adjustable-rate (1)                  1,671              1,283                  814

Repayments:
Principal repayments                 1,186                673                  476
Other increase (decrease)               71                (20)                  84
                                    ------             ------               ------
Net increase (decrease)             $3,393             $  482               $  734
                                    ======             ======               ======

Footnotes

(1)  Consists of pass-through securities.

Sources of Funds

         General. The Company's primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and funds provided from operations.

         Deposits. PS Financial offers deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of savings, money market, non-interest bearing checking, and various certificate accounts. The Company only solicits deposits in its market area and does not currently use brokers to obtain deposits.

         The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As a result, as customers have become more interest rate conscious, the Company has become more susceptible to short-term fluctuations in deposit flows.

         Management believes that the "core" portion of the Company's regular savings and money market accounts can have a lower cost and be more resistant to interest rate changes than certificate accounts. The Company continues to utilize customer service and marketing initiatives in an effort to maintain and increase the volume of such deposits. However, the ability of the Company to attract and maintain these accounts (as well as certificate accounts) has been and will be affected by market conditions.

         The following table sets forth the savings flows at the Company during the periods indicated.


                                                            Year Ended December 31,
                                          ---------------------------------------------------------
                                                  1997               1996               1995
                                                  ----               ----               ----
                                                           (Dollars in Thousands)
Opening balance                                  $42,203            $41,047            $40,057
Deposits                                          33,220             51,120             24,295
Withdrawals                                      (35,634)           (51,599)           (24,759)
Interest Credited                                  1,486              1,635              1,454
                                                 -------            -------            -------
Ending balance                                   $41,275            $42,203            $41,047
                                                 =======            =======            =======
Net increase (decrease)                            ($928)            $1,156               $990
                                                 =======            =======            =======
Percent increase (decrease)                        (2.20)%             2.82%              2.47%
                                                 -------            -------            -------


         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company as of the dates indicated.


                                                                      December 31,
                                         ------------------------------------------------------------------------
                                                  1997                   1996                    1995
                                         ------------------------------------------------------------------------
                                                      Percent                 Percent                 Percent
                                          Amount     of Total     Amount      of Total     Amount     of Total
                                          ------     --------     ------      --------     ------     --------
                                                                 (Dollars in Thousands)
Transactions and Savings Deposits
Savings Accounts - 3.00% (1)               $18,799     45.55 %     $20,492      48.56%      $19,409     47.28%
Transaction Accounts  - 0.00% (1)               24      0.05            --         --            --        --
Money Market Accounts - 3.25% (1)            1,575      3.82         1,495       3.54         1,601      3.90
                                           -------     -----        ------      -----        ------     -----
Total Non-Certificates                      20,398     49.42        21,987      52.10        21,010     51.19
                                            ------     -----        ------      -----        ------     -----

Certificates
     0.00 - 3.99%                               --        --            --         --            49      0.12
     4.00 - 5.99%                           19,856     48.11        19,231      45.57        16,222     39.52
     6.00 - 7.99%                            1,021      2.47           985       2.33         3,766      9.17
     8.00 and over                              --        --            --         --            --        --
                                                --        --            --         --            --        --
Total Certificates                          20,877     50.58        20,216      47.90        20,037     48.81
                                            ------     -----        ------      -----        ------     -----
Total Deposits                             $41,275    100.00%      $42,203     100.00%      $41,047    100.00%
                                           =======    ======       =======     ======       =======    ======


Footnotes

(1)  At December 31, 1997.

         The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1997.



                       Less Than       1 to 2       2 to 3       3 to 4       4 to 5
                         1 Year        Years        Years        Years        Years         Total
                     ---------------------------------------------------------------------------------
                                                  (Dollars in Thousands)
5.00 - 5.99%            $17,632       $1,396         $645         $113          $70       $19,856
6.00 - 6.99%                499           64          161          171           27           922
7.00 - 7.99%                 --           --           99           --           --            99
                        -------       ------         ----         ----          ---       -------
                        $18,131       $1,460         $905         $284          $97       $20,877
                        =======       ======         ====         ====          ===       =======



         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1997.


                                                                                Maturity
                                                     ---------------------------------------------------------------
                                                                           Over           Over
                                                        3 Months          3 to 6         6 to 12         Over
                                                         or Less          Months         Months        12 Months         Total
                                                         -------          ------         ------        ---------         -----
Certificates of deposit of less than $100,000             $6,458           $5,704        $5,053          $2,335         $19,550
Certificates of deposit of $100,000 or more                  301              415           200             411           1,327
                                                          ------           ------        ------          ------         -------
Total certificates of deposit                             $6,759           $6,119        $5,253          $2,746         $20,877
                                                          ======           ======        ======          ======         =======

         For additional information regarding the composition of the Company's deposits, see Note 6 of the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13.

         Borrowings. PS Financial's available sources of funds include advances from the FHLB of Chicago and other borrowings. The Bank's FHLB advances to date have primarily consisted of borrowings to fund security purchases. As a member of the FHLB of Chicago, the Company is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. See Note 7 of the Notes to Consolidated Financial Statements.

         The following table set forth the maximum month-end balance and average balance of FHLB advances as of the dates indicated.

                                                                           December 31,
                                         ----------------------------------------------------------------------------------
                                                1997              1996           1995           1994            1993
                                         ----------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
Maximum Balance
  FHLB Advances                                $13,750              --             --             --              --

Average Balance:
  FHLB Advances                                 $5,673              --             --             --              --
Weighted average interest rate of
  FHLB Advances                                   6.05%             --%            --%            --%             --%


                                       25

Subsidiary Activities

         As a federally chartered savings bank, PS Financial is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly.

         At December 31, 1997, PS Financial had one wholly owned service corporation, Preferred Service Corporation (the "Subsidiary"). The Subsidiary, an Illinois corporation, was incorporated in 1969 and sells casualty, disability and credit life insurance on an agency basis.

         The Subsidiary had nominal net income for the year ended December 31, 1997. At December 31, 1997, PS Financial's investment in the Subsidiary totaled $4,560.

Competition

         PS Financial faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks, credit unions mortgage bankers and other savings institutions, which also make loans secured by real estate located in Cook County, Illinois. PS Financial competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         Competition for those deposits is principally from commercial banks, credit unions, mutual funds, securities firms and other savings institutions located in the same communities. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering competitive rates, convenient business hours and a customer oriented staff.

Employees

         At December 31, 1997, the Company had a total of 15 full-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

                                   REGULATION

General

         PS Financial is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, PS Financial is subject to broad federal regulation and oversight extending to all its operations. PS Financial is a member of the FHLB of Chicago and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Prior to August, 1996, the Company was a state chartered savings bank and was subject to the regulation of the State of Illinois Office of Banks and Real Estate (the "Illinois Office of Banks"). As the savings and loan holding company of Preferred Savings, the Holding Company also is subject to federal regulation and oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary savings associations. PS Financial is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of PS Financial are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over PS Financial.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, PS Financial is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. Prior to its conversion to a federal charter in August 1996, the Company was examined and filed periodic reports with the Illinois Office of Banks. The last regular Illinois Office of Banks, OTS and FDIC examinations of Ps financial were as of May 1994, January 1997, August 1995, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Ps financial to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS.

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

In addition, the investment, lending and branching authority of PS Financial is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. PS Financial is in compliance with the noted restrictions.

         PS Financial's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1997, PS Financial's lending limit under this restriction was $3.1 million. PS Financial is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC

         PS Financial is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

         As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF-insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF-insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result of these revisions, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attains its required reserve ratio.

         In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 provided no savings associations then exist. The special assessment rate was established at .657% of deposits and the assessment was paid in November 1996. Based on Preferred Savings' level of SAIF deposits at March 31, 1995, Preferred Savings' assessment was approximately $245,000 on a pre-tax basis. This special assessment significantly increased noninterest expense and adversely affected the Company's results of operations for the year ended December 31, 1996.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as Ps financial. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions are a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

Regulatory Capital Requirements

         Federally insured savings associations, such as PS Financial, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1997, PS Financial did not have any intangible assets recorded as assets on its financial statements.

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

         At December 31, 1997, PS Financial had tangible capital of $20.6 million, or 25.8% of adjusted total assets, which is approximately $19.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1997, PS Financial had no intangibles which were subject to these tests.

         At December 31, 1997, PS Financial had core capital equal to $20.6 million, or 25.8% of adjusted total assets, which is $18.1 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1997, PS Financial had $186,000 of general loss reserves that qualify as supplementary capital, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. PS Financial had no such exclusions from capital and assets at December 31, 1997.

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

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. Based upon its capital level and assets size at December 31, 1997, PS Financial would qualify for an exemption from the requirement.

         On December 31, 1997, PS Financial had total capital of $20.8 million (including $20.6 million in core capital and $186,000 in qualifying supplementary capital) and risk-weighted assets of $31.7 million; or total capital of 65.4% of risk-weighted assets. This amount was $18.2 million above the 8% requirement in effect on that date.

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

         The imposition by the OTS or the FDIC of any of these measures on PS Financial may have a substantial adverse effect on PS Financial operations and profitability and the value of the Common Stock purchased in the Conversion. Holding Company stockholders do not have preemptive rights, and therefore, if the Holding Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Holding Company of those persons purchasing shares in the Conversion.

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

         Generally, savings associations, such as PS Financial, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. PS Financial may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during the 30-day period notice based on safety and soundness concerns. See "-Regulatory Capital Requirements."

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

Liquidity

         All savings associations, including PS Financial, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what PS Financial includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1997, PS Financial was in compliance with both requirements, with an overall liquid asset ratio of 31.0% and a short-term liquid assets ratio of 30.0%.

Accounting

         An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held-to-maturity, available-for-sale or trading) with appropriate documentation. PS Financial is in compliance with these amended rules.

         The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

         All savings associations, including PS Financial, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1997, PS Financial met the test with 74.0% of its portfolio assets in qualified thrift investments and has always met the test since its effectiveness.

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

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Ps financial, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Ps financial. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, PS Financial may be required to devote additional funds for investment and lending in its local community. PS Financial was examined for CRA compliance in July 1997 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of PS Financial include the Holding Company and any company which is under common control with PS Financial. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. PS Financial's subsidiary is not deemed an affiliate, however; the OTS has the discretion to treat a subsidiary of savings associations as an affiliate on a case-by-case basis.

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

         As a unitary savings and loan holding company, the Holding Company generally is not subject to activity restrictions. If the Holding Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Holding Company and any of its subsidiaries (other than PS financial or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If PS Financial fails the QTL test, the Holding Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Holding Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "-- Qualified Thrift Lender Test."

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, PS Financial was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         PS Financial is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. The aggregate amount of advances cannot exceed 20 times the amount of FHLB stock held by the institutions.

         As a member, PS Financial is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1997, PS Financial had $700,000 in FHLB stock, which was in compliance with this requirement. In past years, PS Financial has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.40% and were 6.84% for calendar year 1997. As a result of their holdings, the Company could borrow up to $14.0 million from the FHLB.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Preferred Savings' FHLB stock may result in a corresponding reduction in PS Financial's capital.

         For the year ended December 31, 1997, dividends paid by the FHLB of Chicago to Ps financial totaled $30,462, which constitute a $6,263 increase from the amount of dividends received in calendar year 1996.

Federal and State Taxation

         Savings associations such as PS Financial are permitted to establish reserves for bad debts using an experience method and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         In August 1996, federal legislation was enacted that changed the manner in which the bad debt deduction is calculated by thrift institutions, including the Company. Formerly the Company had been allowed to calculate its deduction under the experience or percentage of taxable income method and deduct the higher amount. The percentage of taxable income method was repealed effective for the 1996 tax year. The legislation effectively required thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

         In addition to the regular income tax, corporations, including savings associations such as the Company, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. The Company does not expect to be subject to the alternative minimum tax.

         To the extent earnings appropriated to a savings association's bad debt reserves for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1995, PS Financial's Excess for tax purposes totaled approximately $1.6 million.

         PS Financial and its subsidiary file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

         PS Financial and its consolidated subsidiary have not been audited by the IRS with respect to consolidated federal income tax returns in the past five years. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiary and predecessors of, or entities merged into, PS Financial) would not result in a deficiency which could have a material adverse effect on the financial condition of PS Financial and its consolidated subsidiary.

         Illinois Taxation. For Illinois income tax purposes, the Company is taxed at an effective rate equal to 7.18% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations).

         Delaware Taxation. As a Delaware holding company, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Holding Company is also subject to an annual franchise tax imposed by the State of Delaware.

Executive Officers of the Holding Company and the Bank Who Are Not Directors

         Jeffrey Przybyl, age 31. Mr. Przybyl is currently serving as Chief Financial Officer of the Company, a position he has held since 1993. As Chief Financial Officer, Mr. Przybyl is responsible for overseeing the accounting and financial reporting functions of the Company.

         Marianne I. Maciejewski, age 59. Ms. Maciejewski is currently serving as Vice President of the Bank, a position she has held since 1995. As Vice President of the Bank, Ms. Maciejewski is responsible for overseeing the compliance function of the Bank. Prior to serving as Vice President, Ms. Maciejewski served in various capacities with the Bank since 1985. Ms. Maciejewski was married to the late brother of Lorraine Ptak.

Item 2. Properties

         PS Financial conducts its business at its stand-alone office located at 4800 South Pulaski Road, Chicago, Illinois. The Company's 5,000 square foot office was acquired in 1980 and had a net book value of $298,000 at December 31, 1997. At December 31, 1997, the total net book value of PS Financial's premises and equipment (including land, building and leasehold improvements, and furniture, fixtures and equipment) was approximately $458,000. The Company believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Company.

         The Company's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Company at December 31, 1997 was approximately $28,000.

Item 3. Legal Proceedings


         From time to time, PS Financial is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Holding Company's and Preferred Savings' financial position or results of operations.


Item 4. Submissions of Matters to a Vote of Securities Holders

         No matter was submitted to a vote of Security holders, through the solicitation of proxies or otherwise during the quarter ended December 31, 1997.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         Page 45 of the Company's 1997 Annual Report to stockholders attached hereto as Exhibit 13 is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 5 through 19 of the Company's 1997 Annual Report to stockholders attached hereto as Exhibit 13 is herein incorporated by reference.

Item 7. Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                                                              Pages in
Annual Report Section                                                                                       Annual Report
---------------------                                                                                       -------------
Selected Consolidated Financial Information                                                                      2-3

Management's Discussion and Analysis of Financial                                                               5-19
  Condition and Results of Operations

Report of Independent Auditors                                                                                    20

Consolidated Statements of Financial Condition as of December 31,                                                 21
  1997 and 1996

Consolidated Statements of Income for the Years                                                                   22
  Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Changes in Stockholders'                                                               23
  Equity for the Years Ended December 31, 1997,
  1996 and 1995

Consolidated Statements of Cash Flows for the                                                                   24-25
  Years Ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements                                                                      26-44

         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended December 31, 1997, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                    PART III

Item 9. Directors, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act Directors

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this 10-KSB is incorporated herein by reference.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                                      PS FINANCIAL, INC.
Date:     March 31, 1998
          ----------------------                                                      By: Kimberly P. Rooney
                                                                                      ------------------------------------------
                                                                                      Kimberly P. Rooney (Duly
                                                                                      Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:       Kimberly P. Rooney                                                   By: S. J. Ptak
          --------------------------------------------------------                 ---------------------------------------------
          Kimberly P. Rooney, President,                                           S. J. Ptak, Chairman of the Board
            Chief Executive Officer and
            Director (Principal Executive
            and Operating Officer)
Date:     March 31, 1998                                                     Date: March 31, 1998
          ------------------------                                                 ------------------------

By:       Edward Wolak                                                         By: L. G. Ptak
          --------------------------------------------------------                 ---------------------------------------------
          Edward Wolak, Director                                                   L.G. Ptak, Director and Secretary
Date:     March 31, 1998                                                     Date: March 31, 1998
          ------------------------                                                 ------------------------

By:       Rocco Di Iorio                                                       By: By: Jeanine M. McInerney
          --------------------------------------------------------                 ---------------------------------------------
          Rocco Di Iorio Director                                                  Jeanine M. McInerney, Director
Date:     March 31, 1998                                                     Date: March 31, 1998
          ------------------------                                                 ------------------------

By:       Jeffrey Przybyl
          --------------------------------------------------------
          Jeffrey Przybyl, Treasurer and
            Chief Financial Officer (Principal
            Financial and Accounting Officer)
Date:     March 31, 1998
          ------------------------


                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

        Set forth below are selected consolidated financial and other data of the Company. The financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes of the Company presented elsewhere in this Annual Report.


                                                                                        December 31,
                                                      ------------------------------------------------------------------------------
                                                       1997             1996              1995             1994               1993
                                                       ----             ----              ----             ----               ----
                                                                                       (In Thousands)
Selected Financial Condition Data:
----------------------------------
Total assets                                         $87,922           $75,133           $53,520           $51,619           $53,854
Cash and cash equivalents                              6,290             8,758             3,754             1,429             5,874
Loans receivable, net (1):                            37,167            35,943            34,525            32,890            30,821
Mortgage-backed securities:
   Held to maturity                                       --                --                --             1,792             2,026
   Available for sale                                  8,095             4,702             4,220             1,694                --
Securities:
   Held to maturity                                       --                --                --               201               403
   Available for sale                                 33,459            24,080             9,739             7,326             9,044
Deposits                                              41,275            42,203            41,047            40,057            41,139
FHLB Advances                                         13,750                --                --                --                --
Total stockholders' equity                            23,109            32,147            11,724            10,512             9,645


                                                                                                                     10 Months
                                                                                      December 31,                     Ended
                                                         ----------------------------------------------------------  December 31,
                                                            1997           1996           1995           1994          1993
                                                          -------        -------         -------        -------       -------
                                                                                      (In Thousands)
Selected Operations Data:
-------------------------
Total interest income                                     $ 6,062        $ 4,664         $ 4,268        $ 3,854       $ 3,401
Total interest expense                                      2,084          1,781           1,632          1,310         1,169
                                                          -------        -------         -------        -------       -------
  Net interest income                                       3,978          2,883           2,636          2,544         2,232
Provision for loan losses(l)                                   --             50              --             42            27
Net interest income after provision for loan                3,978          2,833           2,636          2,502         2,205
 losses
Fees and service charges                                       77             69              58             76            40
Gain (loss) on sales of securities                             --            (38)             --           (365)          (28)
                                                                         -------                        -------       -------
Total non-interest income                                      77             31              58           (289)           12
Total non-interest expense                                  2,186          1,233           1,009            838           647
                                                          -------        -------         -------        -------       -------
Income before taxes                                         1,869          1,631           1,685          1,375         1,570
Income tax provision                                          947            629             630            617           628
                                                          -------        -------         -------        -------       -------
Net income                                                $   922        $ 1,002         $ 1,055        $   758       $   942
                                                          =======        =======         =======        =======       =======

----------
(1) The allowance for loan losses at December 31, 1997, 1996, 1995, 1994 and 1993 was $186,000, $186,000, $136,000, $136,000 and $94,000,
         respectively.

                                                                                                                     10 Months
                                                                                      December 31,                     Ended
                                                         ----------------------------------------------------------  December 31,
                                                            1997           1996           1995           1994          1993
                                                          -------        -------         -------        -------       -------
Selected Financial Ratios and Other Date:
-----------------------------------------
Petformance Ratios:
Return on assets (ratio of net income
 to average total assets)(1)                               1.12%           1.71%           1.99%           1.46%          1.83%
Return on equity (ratio of net income
  to average total equity)(1)                              2.97            6.55            9.42            7.53          10.21
Interest rate spread information:
Average during period (1)                                  3.23            3.89            4.26            4.38           4.78
End of period                                              2.92            3.30            3.71            4.26           3.92
Net interest margin (2)(1)                                 5.01            5.03            5.13            5.03           5.39
Efficiency Ratio (3)                                      53.92           42.30           37.45           37.15          28.83
Ratio of operating expense to average
 total assets (1)                                          2.67            2.10            1.91            1.61           1.26
Ratio of average interest-earning assets
 to average interest-bearing liabilities                 167.82          136.86          127.21          125.08          121.7


Quality Ratios:
Non-performing assets to total assets
 at end of period                                          1.71            0.37            1.45            0.65           0.33
Allowance for loan losses to non-performing
 loans                                                    20.84           65.96           17.55           40.72          53.41
Allowance for loan losses to total loans                   0.50            0.51            0.39            0.41            0.3

Capital Ratios:
Equity to total assets at end of period                   26.28           42.79           21.91           20.36          17.91
Average equity to average assets                          37.94           26.06           21.18           19.32          17.93

Regulatory Capital Ratios: (4)
Total capital                                                --              --           59.05           54.32           38.9
Tier I capital                                               --              --           58.37           52.79          37.74
Leverage ratio                                               --              --           22.19           20.29          18.08
Tangible capital                                          25.86           32.77              --              --             --
Core capital                                              25.86           32.77              --              --             --
Risk-based capital                                        65.39           92.91              --              --             --

----------
(1)      Ratios for the ten month period have been annualized.
(2)      Net interest income divided by average interest earning assets.
(3) The efficiency ratio represents noninterest expense as a percent of net interest income and noninterest income before provision for loan losses.
(4) OTS regulatory capital ratios are shown for the years that the Bank was under OTS regulation. Bank Capital ratios are shown for the years the Bank was a state-chartered savings bank.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         PS Financial, Inc. (the "Company") is a Delaware corporation. The Company a savings and loan holding company which has as its wholly owned subsidiary, Preferred Savings Bank. Financial and other information presented herein after November 26, 1996, relates to consolidated information of the Company and Preferred Savings Bank. Financial and other infomation prior to November 26, 1996. relates only to Preferred Savings Bank. The Company is a financial intermediary engaged primarily in attracting deposits ftom the general public and using such deposits to originate one- to four- family residential mortgage and, to a significantly lesser extent, multi-family, commercial real estate, construction and consumer loans primarily in its market area. The Company's revenues are derived principally from interest on loans and, to a lesser extent, from interest earned on investments and mortgage-backed and related securities. The operations of the Company are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, including the OTS and the FDIC. The Company's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offerd.

         The Company's net interest income is dependent primarily upon the difference or spread between the average yield earned on loans receivable, net and investments and the average rate paid on deposits, as well as the relative amounts of such assets and liabilities. The Bank, like other thrift institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

Comparison of Financial Condition at December 31, 1997 and December 31, 1996

         Total assets at December 31, 1997 were $87.9 million compared to $75.1 million at December 31, 1996, an increase of $12.8 million, or 17.0%. The increase was primarily the result of the utilization of FHLB advances, as the Company used the borrowings to leverage its very large capital base. The proceeds from the advances were invested primarily in securities available-for-sale with anticipated call dates matched to the maturity of the advances. Securities available-for-sale increased $9.4 million from $24.1 million at December 31, 1996 to $33.5 million at December 31, 1997. Interest-bearing deposits decreased $2.4 million from $8.2 million at December 31, 1996 to $5.8 million at December 31, 1997.

         Total liabilities at December 31, 1997 were $64.8 million compared to $43.0 million at December 31, 1996, an increase of $21.8 million or 50.7%. Total deposits decreased slightly by $900,000 from $42.2 million at December 31, 1996 to $41.3 million at December 31, 1997 due to a decrease in savings accounts as a result of local economic and comparative factors and runoff after the Initial Public Offering purchase date. FHLB advances increased to $13.8 million at December 31, 1997 from $0 at December 31, 1996, while dividends payable increased to $7.5 million at December 31, 1997 from $0 at December 31, 1996 due to a special dividend of $4.00 per share declared on December 30, 1997 to record holders as of January 15, 1998. This special dividend was actually paid on January 30, 1998.

         Total equity at December 31, 1997 was $23.1 million compared to $32.1 million at December 31, 1996, a decrease of $9.0 million, or 28.0% as a result of the repurchase of 131,696 shares of treasury stock, the ratification of the Recognition and Retention Plan ("RRP") at the May annual meeting, regular dividends of $592,000, or $0.28 per share, and the declaration of a special dividend of $7.5 million, or $4.00 per share.

Results of Operations

         The Company's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and securities, and the costs of the Company's interest-bearing liabilities, primarily deposits and borrowings. Results of operations are also dependent upon the level of the Company's noninterest income, including fee income and service charges, and affected by the level of its noninterest expenses, including its general and administrative expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively.

Comparison of Operating Results for the Years Ended December 31, 1997 and December 31, 1996

         General. Net income for the year ended December 3 1, 1997 was $921,000, a decrease of $79,000, or 7.9%, from net income of $1.0 million for the year ended December 31, 1996. The decrease was primarily a result of additional ESOP expense of $981,000 due to the declaration of the $4.00 per share special dividend which resulted in a paydown of the ESOP debt and the release of additional shares to participants. Also contributing to the decline in net income was an increase in other compensation and benefits of $105,000, due to the ratification of the RRP at the annual meeting, and an increase in professional fees and other operating expenses of $120,000 which can be associated with being a public company. This was partially offset by an increase in net interest income of $1.1 million and a decrease in federal deposit insurance premiums of $63,000.

         Interest Income. Interest income for the year ended December 31, 1997 was $6.1 million compared to $4.7 million for the year ended December 31, 1996, an increase of $1.4 million, or 29.8%. The increase in interest income was the result of an increase in the average balance of interest-earning assets from $57.3 million for the year ended December 31, 1996 to $79.5 million for the year ended December 31, 1997. The increase in the average balance of interest-earning assets was largely a result of a $500,000 increase in loans receivable and a $20.0 million increase in the average balance of securities from the investment of the public offering proceeds. The average yield on interest-earning assets decreased from 8.14% for the year ended December 31, 1996 to 7.63% for the year ended December 31, 1997. This was largely a result of a decrease in the yield on mortgage loans from 9.35% for the year ended December 31, 1996 to 8.99% for the year ended December 31, 1997 due to a general decline in loan rates, offset in part by an increase in the yield on securities and mortgage-backed securities of 98 basis points.

         Interest Expense. Interest expense for the year ended December 31, 1997 was $2.1 million compared to $1.8 million for the year ended December 31, 1996, an increase of $304,000, or 16.9%. The increase in interest expense was a result of an increase in average interest-bearing liabilities from $41.9 million for the year ended December 31, 1996 to $47.4 million for the year ended December 31, 1997 combined with an increase in the average cost of funds from 4.25% for the year ended December 31, 1996 to 4.40% for the year ended December 31, 1997. The increase in the cost of funds was a result of the use of FHLB advances at higher rates than the bank deposit rates.

         Net Interest Income. Net interest income for the year ended December 31, 1997 was $4.0 million compared to $2.9 million for the year ended December 31, 1996, an increase of $ 1.1 million, or 37.9%. Although the Company's use of borrowings to increase its financial leverage contributed to the increase in net interest income, because the spread between the Company's borrowings was significantly lower than the spread between the Company's other liabilities, the utilization of borrowings had the effect of reducing the Company's net interest spread. The increase in net interest income was a result of an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 136.86% for the year ended December 31, 1996 to 167.82% for the year ended December 31, 1997.

         Provision for Loan Losses. The Company recorded no provision for loan losses for the year ended December 31, 1997 compared to a $50,000 provision for the year ended December 31, 1996. At December 31, 1997, the Company's allowance for losses totaled $186,000, or .50% of total loans and 20.84% of total non-performing loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Company's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for estimated losses on loans. Such agencies may require the Company to provide additions to the allowance based upon judgments which differ from those of management. The loan loss provision for the year ended December 31, 1997 is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available and maintains the Company's allowance for loan losses at a level it believes adequate to provide for losses, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control.

         Noninterest Income. Noninterest income for the year ended December 31, 1997 was $77,000 compared to $32,000 for the year ended December 31, 1996, an increase of $45,000, or 140.6%. The increase was primarily a result of losses on sales of securities of $38,000 for the year ended December 31, 1996 compared to nominal losses for the year ended December 31, 1997. This was partially aided by an increase in service fees collected of $8,000.

         Noninterest Expense. Noninterest expense was $2.2 million for the year ended December 31, 1997 compared to $1.2 million for the year ended December 31, 1996, an increase of $953,000, or 79.4%. The increase was primarily a result of an increase in the ESOP expense due to the declaration of the $4.00 per share special dividend. Under Federal Employee Retirement Income Safety Act, the ESOP was required to use the dividend received for the benefit of participants therein. Accordingly, the ESOP trustee elected to use the dividend proceeds to pay down the ESOP debt which caused the mandatory release of additional shares to participants with a value at December 31, 1997 of $981,000. Also contributing to the decline in net income was an increase in other compensation and benefits, due to the ratification of the RRP at the annual meeting, of $105,000, and an increase in professional fees and other operating expenses associated with being a public company of $120,000. This increase was partially offset by a decrease in federal deposit insurance premiums of $63,000 and the absence of the special Savings Association Insurance Fund ("SAIF") assessment of $245,000 paid in 1996. However, the Company expects that noninterest expense will decrease in the future due to the limited ability to declare additional large dividends.

         Income Tax Expense. The provision for income taxes totaled $947,000 for the year ended December 31, 1997 compared to $629,000 for the year ended December 31, 1996. The increase was a result of an increase in income before income taxes of $237,000 combined with an increase in the valuation allowance of $128,000.

Comparison of Operating Results for the Years Ended December 31, 1996 and December 31, 1995

         General. Net income for the year ended December 31, 1996 was $1.0 million, a decrease of $52,000, or 4.9%, from net income of $1.1 million for the year ended December 31, 1995. The decrease was primarily a result of a special Savings Association Insurance Fund ("SAIF) assessment of approximately .65% of all SAIF-insured deposit balances as of March 31, 1995 which totaled $245,000 combined with an increase in the provision for loan losses of $50,000. This was partially offset by an increase in net interest income of $247,000.

         Interest Income. Interest income for the year ended December 31, 1996 was $4.7 million compared to $4.3 million for the year ended December 31, 1995, an increase of $396,000, or 9.2%. The increase in interest income was the result of an increase in the average balance of interest-earning assets from $51.3 million for the year ended December 31, 1995 to $57.3 million for the year ended December 31, 1996. The increase in the average balance of interest-earning assets was largely a result of a $1.5 million increase in loans receivable and a $2.6 million increase in the average balance of securities. The average yield on interest-earning assets decreased from 8.31 % for the year ended December 31, 1995 to 8.14% for the year ended December 31, 1996. This was largely a result of a decrease in the yield on securities from 7.05% for the year ended December 31, 1995 to 6.54% for the year ended December 31, 1996 due to securities with higher interest rates being called during 1996 combined with a decrease in the yield on other earning assets of 99 basis points.

         Interest Expense. Interest expense for the year ended December 31, 1996 was $1.8 million compared to $1.6 million for the year ended December 31, 1995, an increase of $147,000, or 9.0%. The increase in interest expense was a result of an increase in average interest-bearing liabilities from $40.4 million for the year ended December 31, 1995 to $41.9 million for the year ended December 31, 1996 combined with an increase in the average cost of funds from 4.05% for the year ended December 31, 1995 to 4.25% for the year ended December 31, 1996. The increase in the cost of funds was a result of an increase in interest rates paid on certificates by the Bank in response to higher market rates. The increased rates paid also resulted in increased average balances of certificates of deposit.

         Net Interest Income. Net interest income for the year ended December 31, 1996 was $2.9 million compared to $2.6 million for the year ended December 31, 1995, an increase of $247,000, or 9.4%. The increase in net interest income was a result of an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 127.21% for the year ended December 31, 1995 to 136.86% for the year ended December 31, 1996.

         Provision for Loan Losses. The Company recorded a $50,000 provision for loan losses for the year ended December 31, 1996 compared to no provision for the year ended December 31, 1995. The increase was primarily a result of increased delinquencies of multi-family and commercial real estate loans. At December 31, 1996, the Company's allowance for losses totaled $186,000, or .51% of total loans and 65.96% of total non-performing loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Company's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for estimated losses on loans. Such agencies may require the Company to provide additions to the allowance based upon judgments which differ from those of management. The loan loss provision for the year ended December 31, 1996 is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available and maintains the Company's allowance for loan losses at a level it believes adequate to provide for losses, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control. In view of the Company's focus on one-to-four family lending, management does not expect the Company's provision to increase in the future at the rate it did for the most recent period, although there can be no assurance that management's expectation will be accurate.

         Noninterest Income. Noninterest income for the year ended December 31, 1996 was $32,000 compared to $58,000 for the year ended December 31, 1995, a decrease of $26,000, or 44.8%. The decrease was primarily a result of losses on sales of securities of $38,000 for the year ended December 31, 1996 compared to no losses for the year ended December 31, 1995. This was partially offset by an increase in service fees collected of $12,000.

         Noninterest Expense. Noninterest expense was $1.2 million for the year ended December 31, 1996 compared to $ 1.0 million for the year ended December 31, 1995, an increase of $224,000, or 22.2%. The increase was primarily a result of the one-time special SAIF assessment of $245,000 on all SAIF-insured deposits. This was partially offset by a decrease in compensation and benefits resulting from the termination of the Company's pension plan during 1996. However, the Company expects that noninterest expense will increase in the future due to the implementation of new benefit plans such as the ESOP.

         Income Tax Expense. The provision for income taxes totaled $629,000 for the year ended December 31, 1996 compared to $630,000 for the year ended December 31, 1995. The slight decrease was a result of a slight decrease in income before income taxes of $53,000.

Analysis of Net Interest Income

         Net interest income represents the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the volumes of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

             The following table presents for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                             Year Ended December 31,
                                   ------------------------------------------------------------------------
                                                1997                                     1996
                                   ----------------------------------    ----------------------------------
                                     Average     Interest                 Average      Interest
                                   Outstanding   Earned/       Yield/    Outstanding   Earned/      Yield/
                                     Balance      Paid          Rate      Balance       Paid        Rate
                                     -------      ----          ----      -------       ----        ----

Interest-Earning Assets:
 Loans Receivable (1)               $36,066     $ 3,244        8.99%      $35,608     $ 3,331        9.35%
 Securities (2)                      31,926       2,046        6.41        11,947         781        6.54
 Mortgage-Backed Securities           7,930         567        7.15         4,460         275        6.17
 Other                                3,458         205        5.78         5,295         277        5.23
                                    -------     -------                    ------      ------
  Total interest-earning
    assets                          $79,470       6,062        7.63%      $57,310       4,664        8.14%
                                    =======     =======                   =======      ======

Interest-Earning Liabilities:
 Passbook savings                   $21,117         638        3.02       $21,559         690        3.20
 Certificate accounts                20,565       1,103        5.36        20,317       1,091        5.36
 FHLB Advances                        5,673         343        6.05          --          --            --
                                    -------     -------
  Total interest-bearing
    liabilities                     $47,351       2,048        4.40       $41,876       1,781        4.25
                                    =======     =======        ----       =======      ======        ----
Net interest income                             $ 3,978                                $2,883
                                                =======                                ======
Net interest rate spread                                       3.23                                  3.89
                                                               ====                                  ====
Net earning assets                  $32,115                               $15,434
                                    =======                               =======
Net yield on average interest-
 earning assets                                                5.01%                                 5.03%
                                                               ====                                  ====
Average interest-earning assets
 to average interest-bearing
  liabilities                                    167.82%                               136.86%
                                                ========                              =======

                                RESTUBBED TABLE

                                     Year Ended December 31,
                                 ------------------------------------------------------------------------
                                                 1995                                 1994
                                  ------------------------------    -------------------------------------
                                   Average     Interest              Average     Interest
                                  Outstanding   Earned/   Yield/   Outstanding    Earned/       Yield/
                                    Balance      Paid      Rate      Balance       Rate          Rate
                                    -------      ----      ----      -------     -------        ------
                                  (Dollars in Thousands)
Interest-Earning Assets:
 Loans Receivable (1)             $34,131     $ 3,156     9.25%      $31,685     $ 3,014         9.56%
 Securities (2)                     9,250         652     7.05         7,357         327         4.46
 Mortgage-Backed Securities         3,549         186     5.24         3,600         172         4.78
 Other                              4,407         274     6.22         7,962         341         4.28
                                    -----     -------                 ------     -------

  Total interest-earning
    assets                        $51,337       4,268     8.31%      $50,604       3,854         7.62%
                                  =======       =====                =======       =====

Interest-Earning Liabilities:
 Passbook savings                 $21,512         649     3.02       $23,882         680         2.85
 Certificate accounts              18,843         983     5.22        16,576         630         3.80
 FHLB Advances                         --          --       --            --          --           --
                                    -----     -------                 ------     -------
  Total interest-bearing
    liabilities                   $40,355       1,632     4.05        $40,458      1,310         3.24
                                  =======       =====     ----        =======     ======         ----
Net interest income                            $2,636                             $2,544
                                               ======                             ======
Net interest rate spread                                  4.26                                   4.38
                                                          ====                                   ====
Net earning assets                $10,982                             $ 10,146
                                  =======                             ========
Net yield on average interest-
 earning assets                                           5.13%                                  5.03%
                                                          ====                                   ====
Average interest-earning assets
 to average interest-bearing
  liabilities                                  127.21%                            125.08%
                                              =======                            =======

(1) Calculated net of deferred loan fees, loan discounts, loan in process and loss reserves.
(2)      Calculated based on amortized cost.

        The following table presents the weighted average yields earned on loans, securities and other interest-earning assets, and the weighted average rates paid on savings deposits and the resultant interest rate spreads at the date indicated. Weighted average balances are based on monthly balances.


                                                                        At December 31,
                                                                   ------------------------
                                                                   1997      1996      1995
                                                                   ----      ----      ----
Weighted average yield on:
  Loans receivable                                                 8.49%     8.57%     8.75%
  Mortgage-backed securities                                       6.87      6.84      6.08
  Securities                                                       7.01      6.05      6.98
  Other interest-earning assets                                    5.55      6.53      5.22
    Combined weighted average yield on interest-earning
       assets                                                      7.24      7.41      7.98

Weighted average rate paid on:
  Passbook savings deposits                                        3.01      3.01      3.00
  Certificate accounts                                             5.50      5.31      5.58
  FHLB Advances                                                    6.05        --        --
    Combined weighted average rate paid on interest-bearing
       liabilities                                                 4.71      4.11      4.27

Spread                                                             2.53      3.30      3.71

----------
(1) Excluding amortization of deferred loan fees.

         The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                  Year Ended December 31,               Year Ended December 31,
                                                        1996 vs. 1997                       1995 vs. 1996
                                           ------------------------------------    --------------------------------
                                                   Increase                               Increase
                                                  (Decrease)                             (Decrease)
                                                    Due to              Total              Due to           Total
                                           ---------------------      Increase      ------------------     Increase
                                            Volume         Rate      (Decrease)      Volume      Rate     (Decrease)
                                           --------      -------     ----------     --------   -------    ----------
                                                                       (Dollars in Thousands)
Interest-earning assets:
  Loans receivable                          $    42      ($  129)     ($   87)     $   138     $    37      $   175
  Securities                                  1,281          (16)       1,265          179         (50)         129
  Mortgage-backed securities                    242           50          292           53          36           89
  Other                                         (99)          27          (72)          50         (47)           3
                                            -------      -------      -------      -------     -------      -------

     Total interest-earning assets          $ 1,466      ($   68)     $ 1,398      $   420      $($24)      $   396
                                            =======      =======      =======      =======      =====       =======

Interest-bearing liabilities:
  Passbook savings deposits                 ($   14)     ($   38)     ($   52)     $     1     $    40      $    41
  Certificate accounts                           13           (1)          12           79          29          108
  FBLB Advances                                 343            0          343            0           0            0
                                            -------      -------          ---      -------     -------     --------
     Total interest-bearing liabilities     $   342      ($   39)         303      $    80     $    69          149
                                            -------      -------          ---      -------     -------     --------

Net interest income                                                    $1,095                               $   247
                                                                       ======                               =======

Quantitative and Qualitative Disclosures About Market Risk

         In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Board of Directors meets at least quarterly to review the Company's interest rate risk position and profitability. The Board of Directors also reviews the Company's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Company's objectives in the most effective manner. In addition, the Board anticipates reviewing on a quarterly basis the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios.

         In managing its asset/liability mix, PS Financial, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, often places more emphasis on managing net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates.

         Management has taken a number of steps to limit to some extent its interest rate risk. First, the Company focuses its fixed rate loan originations on loans with maturities of 15 years or less. At December 31, 1997, $28.1 million or 96.2% of the Company's one- to four family residential loan portfolio consisted of fixed rate loans having original terms to maturity of 15 years or less. Second, the Company offers balloon loans of 10 years or less in an attempt to decrease its asset/liability mismatch. Third, the Company maintains a portfolio of securities and liquid assets with weighted average lives of three years or less. At December 31, 1997, the Company had $33.5 million of securities with a remaining average life of 6.53 years. Fourth, the Company has maintained a mortgage-backed securities portfolio with adjustable-rates. At December 31, 1997, adjustable rate mortgage-backed securities totaled $3.7 million which represented 4.7% of interest-earning assets. Fifth, the Company has attempted to reinvest the proceeds of most of its borrowings into assets with maturities which are anticipated to be similar to those of its borrowings. Finally, a substantial proportion of the Company's liabilities consists of passbook savings accounts which are believed by management to be somewhat less sensitive to interest rate changes than certificate accounts.

         The primary objective of PS Financial's investment strategy is to provide liquidity necessary to meet funding needs as well as to address daily, cyclical and long-term changes in the asset/liability mix, while contributing to profitability by providing a stable flow of dependable earnings. Investments generally include interest-bearing deposits in other federally insured financial institutions, FHLB stock and U.S. Government securities.

         Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company's asset/liability management policies.

         PS Financial's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. Consequently, the results of operations are heavily influenced by the levels of short-term interest rates. PS Financial offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis.

         An approach used by management to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts.

         The following table sets forth, at December 31, 1997, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-400 basis points, measured in 100 basis point increments).

  Change in Interest          Estimated              Ratio of NPV                  Estimated Increase
        Rates                    NPV                      to                     (Decrease) in NPV
    (Basis Points)              Amount               Total Assets                Amount             Percent
    --------------            ---------              ------------                ------             -------
        +400                   $14,271                    18%                  ($8,611)              (38)%
        +300                    16,443                    21                    (6,439)              (28)
        +200                    18,792                    24                    (4,090)              (18)
        +100                    21,087                    27                    (1,795)               (8)
          --                    22,882                    29                        --                --
        -100                    24,658                    31                     1,776                 8
        -200                    26,318                    34                     3,436                15
        -300                    28,216                    36                     5,334                23
        -400                    30,508                    39                     7,626                33

         Certain assumptions utilized in assessing interest rate risk were employed in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above.

Liquidity and Capital Resources

         The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. PS Financial generally manages the pricing of its deposits to be competitive and increase core deposit relationships.

         Federal regulations require Preferred Savings Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. Preferred Savings has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At December 31, 1997, Preferred Savings Bank's liquidity ratio for regulatory purposes was 31.0%.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $ 1.9 million, $868,000 and $1.2 million for the years ended December 31, 1997, 1996, and 1995, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of investments and mortgage-backed securities, offset by principal collections on loans, proceeds from maturation and sales of securities and paydowns on mortgage-backed securities. Net cash used in financing activities consisted primarily of the purchase of treasury stock of $3.2 million, $0, and $0 for the years ended December 31, 1997, 1996, and 1995, respectively, as well as the proceeds from FHLB advances totaling $13.8 million, $0, and $0 for the years ended December 31, 1997, 1996, and 1995. The net increase (decrease) in deposits was ($1.0) million, $1.2 million, and $990,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

         The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1997, cash and short-term investments totaled $6.3 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale and Federal Home Loan Bank advances as a source of funds.

         At December 31, 1997, the Company had outstanding commitments to originate loans of $564,000, all of which had fixed interest rates. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1997 totaled $18.1 million. Management believes that a significant portion of such deposits will remain with the Company.

         Liquidity management is both a daily and long-term responsibility of management. PS Financial adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-earning overnight deposits and short-and intermediate-term U.S. Government and agency obligations and mortgage-backed securities of short duration. If PS Financial requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FBLB of Chicago.

         Preferred Savings is subject to various regulatory capital requirements imposed by the OTS. At December 31, 1997, Preferred Savings was in compliance with all applicable capital requirements on a fully phased-in basis. See Note 10 of the Notes to the Consolidated Financial Statements.

         PS Financial's principal sources of funds are deposits, amortization and prepayment of loan principal and mortgage-backed securities, maturities of investment securities and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, floors and caps on loan rates, general economic conditions and competition. PS Financial generally manages the pricing of its deposits to be competitive and increase core deposit relationships, but has from time to time decided not to pay deposit rates that are as high as those of its competitors.

Impact of Inflation and Changing Prices

         The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of New Accounting Standards

         In June 1996, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996 and early or retroactive application is not permitted. Management anticipates that the adoption of SFAS No. 125 will not have a material impact on the financial condition or operations of the Company. Because the volume and variety of certain transactions will make it difficult for some entities to comply, some provisions have been delayed by SFAS No. 127. Management anticipates that the adoption of SFAS No. 125 will not have a material impact on the financial condition or operations of the Company.

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued by the Financial Accounting Standards Board in 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It does not address issues of recognition or measurement for comprehensive income and is components. Statement 130 is effective for fiscal years beginning after December 15, 1997. Since the provisions of this Statement are disclosure oriented, it will have no impact on the operations of the Company.

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in 1997 by the Financial Accounting Standards Board. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for periods beginning after December 15, 1997. Management does not believe that the provisions of this Statement are applicable to the Company, since substantially all of the Company's operations are banking services.


Year 2000

         The Company has conducted a review of its computer systems to review the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. For example, programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and by converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

Safe Harbor Statement

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory situation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                                    GRAPHIC
                                  CROWE CHIZEK


                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
PS Financial, Inc.
Chicago, Illinois


We have audited the accompanying consolidated statements of financial condition of PS Financial, Inc. and its wholly-owned subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PS Financial, Inc. and its wholly-owned subsidiary at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                           /s/ Crowe, Chizek and Company LLP
                                           ---------------------------------
                                           Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 30, 1998

                               PS FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1997 and 1996

-------------------------------------------------------------------------------------------------------

                                                                         1997                   1996
                                                                         ----                   ----
ASSETS
Cash on hand and in banks                                          $    440,543            $    579,271
Interest-bearing deposit accounts in other financial
  institutions                                                        5,849,610               8,178,521
                                                                   ------------            ------------
     Total cash and cash equivalents                                  6,290,153               8,757,792
Interest-bearing term deposits in other financial
  institutions                                                          209,000                 248,000
Securities available-for-sale                                        33,459,003              24,080,360
Mortgage-backed securities available-for-sale                         8,095,228               4,702,065
Loans receivable, net                                                37,166,605              35,943,469
Federal Home Loan Bank stock                                            700,000                 362,100
Premises and equipment, net                                             457,797                 460,840
Accrued interest receivable                                             801,086                 476,526
Other assets                                                            743,486                 101,722
                                                                   ------------            ------------

     Total assets                                                  $ 87,922,358            $ 75,132,874
                                                                   ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                      $ 41,274,722            $ 42,203,144
     Advances from borrowers for taxes and insurance                    497,831                 476,623
     Advances from the Federal Home Loan Bank                        13,750,000                    --
     Deferred income taxes                                              182,052                 109,456
     Accrued interest payable and other liabilities                   1,579,669                 196,456
     Accrued dividends payable                                        7,528,860                    --
                                                                   ------------            ------------
         Total liabilities                                           64,813,134              42,985,679

Stockholders' equity
     Common stock $ 0.01 par value per share, 2,500,000
       shares authorized; 2,182,125 shares issued                        21,821                  21,821
     Additional paid-in capital                                      21,601,814              21,169,750
     Unearned ESOP shares                                            (1,172,726)             (1,690,716)
     Unearned stock awards                                           (1,117,447)                   --
     Retained earnings, substantially restricted                      5,518,308              12,669,386
     Treasury stock, at cost, 108,417 shares                         (1,895,711)                   --
     Unrealized gain (loss) on securities available-
       for-sale, net of taxes                                           153,165                 (23,046)
                                                                   ------------            ------------
         Total stockholders' equity                                  23,109,224              32,147,195
                                                                   ------------            ------------

              Total liabilities and stockholders' equity           $ 87,922,358            $ 75,132,874
                                                                   ============            ============

-------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                               PS FINANCIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1997, 1996, and 1995

-----------------------------------------------------------------------------------------------------------

                                                       1997                  1996                   1995
                                                       ----                  ----                   ----
Interest income
     Loans                                        $ 3,244,083            $ 3,331,305            $ 3,156,211
     Securities                                     2,045,647                780,821                651,687
     Mortgage-backed securities                       567,539                274,649                186,495
     Other interest-earning assets                    204,534                276,935                274,084
                                                  -----------            -----------            -----------
         Total interest income                      6,061,803              4,663,710              4,268,477

Interest expense
     Deposits                                       1,741,066              1,780,483              1,632,593
     Federal Home Loan Bank advances                  343,021                   --                     --
                                                  -----------            -----------            -----------
                                                    2,084,087              1,780,483              1,632,593
                                                  -----------            -----------            -----------

Net interest income                                 3,977,716              2,883,227              2,635,884

Provision for loan losses                                --                   50,000                   --
                                                  -----------            -----------            -----------


Net interest income after provision for
  loan losses                                       3,977,716              2,833,227              2,635,884

Noninterest income
     Net loss on sale of securities                      (179)               (37,903)                  (218)
     Other                                             77,506                 69,438                 58,343
                                                  -----------            -----------            -----------
         Total noninterest income                      77,327                 31,535                 58,125

Noninterest expense
     Compensation and benefits                      1,672,023                550,323                627,651
     Occupancy and equipment expense                  124,897                112,891                106,927
     Data processing                                   54,153                 47,078                 42,800
     Federal deposit insurance premiums                27,258                 89,668                 92,921
     SAIF special assessment                             --                  245,241                   --
     Professional fees                                 96,933                 28,987                 28,010
     Other operating expenses                         211,141                158,822                111,059
                                                  -----------            -----------            -----------
         Total noninterest expense                  2,186,405              1,233,010              1,009,368
                                                  -----------            -----------            -----------


Income before income tax provision                  1,868,638              1,631,752              1,684,641

Provision for income taxes                            947,355                629,342                630,110
                                                  -----------            -----------            -----------


Net income                                        $   921,283            $ 1,002,410            $ 1,054,531
                                                  ===========            ===========            ===========

Earnings per share
     Basic                                        $       .47            $       .06
                                                  ===========            ===========
     Diluted                                      $       .47            $       .06
                                                  ===========            ===========

-----------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                               PS FINANCIAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Years ended December 31, 1997, 1996, and 1995

-------------------------------------------------------------------------------------------------------------------

                                                                                                         Unrealized
                                                                                                            Gain
                                                                              Retained                    (Loss) on
                                     Additional    Unearned     Unearned      Earnings,                  Securities      Total
                           Common      Paid-in       ESOP         Stock     Substantially   Treasury     Available-   Stockholders'
                            Stock      Capital      Shares       Awards      Restricted       Stock       for-Sale       Equity
                            -----      -------      ------       ------      ----------       -----       --------    -------------

Balance at
  January 1, 1995          $  --   $       --    $       --    $       --    $ 10,612,445  $       --    $   (100,942) $ 10,511,503

Reclassification
 of securities from
  held-to- maturity
  to available-for- sale,
  net of tax of $12,626       --           --            --            --            --            --         (19,966)      (19,966)

Change in unrealized
  gain (loss) on securities
  available- for-sale,
  net of tax of $113,725      --           --            --            --            --         178,332       178,332

Net income                    --           --            --            --       1,054,531          --            --       1,054,531
                           ------- ------------  ------------  ------------  ------------  ------------  ------------  ------------


Balance at
  December 31, 1995           --           --            --            --      11,666,976          --          57,424    11,724,400

Issuance of common
  stock, net of conversion
  costs of $639,301         21,821   21,160,128    (1,745,700)         --            --            --            --      19,436,249

ESOP shares released          --          9,622        54,984          --            --            --            --          64,606

Change in unrealized
  gain (loss) on securities
  available- for-sale,
  net of tax of $49,321       --           --            --            --            --            --         (80,470)      (80,470)

Net income                    --           --            --            --       1,002,410          --            --       1,002,410
                           ------- ------------  ------------  ------------  ------------  ------------  ------------  ------------


Balance at
  December 31, 1996         21,821   21,169,750    (1,690,716)         --      12,669,386          --         (23,046)   32,147,195

ESOP shares released          --        486,617       517,990          --            --            --            --       1,004,607

Treasury stock purchased      --           --            --            --            --      (3,172,254)         --      (3,172,254)

Stock awards issued           --        (54,553)         --      (1,221,990)         --       1,276,543          --            --

Stock awards earned           --           --            --         104,543          --            --            --         104,543

Change in unrealized
  gain (loss) on securities
  available- for-sale,
  net of tax of $108,001      --           --            --            --            --            --         176,211       176,211

Net income                    --           --            --            --         921,283          --            --         921,283

Dividends declared
  ($4.28 per share)           --           --            --            --      (8,072,361)         --            --      (8,072,361)
                           ------- ------------  ------------  ------------  ------------  ------------  ------------  ------------


Balance at
  December 31, 1997        $21,821 $ 21,601,814  $ (1,172,726) $ (1,117,447) $  5,518,308  $ (1,895,711) $    153,165  $ 23,109,224
                           ======= ============  ============  ============  ============  ============  ============  ============
-----------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                               PS FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996, and 1995

-------------------------------------------------------------------------------------------------------------------


                                                                     1997              1996                1995
                                                                     ----              ----                ----
Cash flows from operating activities
    Net income                                                 $    921,283        $  1,002,410        $  1,054,531
    Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation                                                  45,584              32,784              34,570
       Amortization of discounts and premiums on
         securities                                                  33,741              22,239              89,163
       Provision for loan losses                                       --                50,000                --
       Net loss on sale of securities available-for-sale                179              37,903                 218
       Stock dividends received on Federal Home
         Loan Bank stock                                               --                  --                (4,700)
       ESOP compensation expense                                  1,004,607              64,606                --
       Stock awards expense                                         104,543                --                  --
       Change in
          Deferred loan origination fees                            (49,758)            (54,915)              6,292
          Accrued interest receivable and other assets             (293,468)           (351,832)             44,653
          Other liabilities and deferred income taxes               175,733              65,126              (6,251)
                                                               ------------        ------------        ------------
              Net cash provided by operating activities           1,942,444             868,321           1,218,476

Cash flows from investing activities
    Proceeds from sales of securities available-for-sale         14,989,786                --             1,018,903
    Proceeds from sale of mortgage-backed securities
      available-for-sale                                          1,671,253           1,282,899             814,194
    Purchase of Federal Home Loan Bank stock                       (337,900)            (20,700)            (28,100)
    Proceeds from repayments of securities                        1,185,676             672,792             476,327
    Proceeds from maturities of securities                       11,650,000           6,500,000           4,900,000
    Purchase of securities available-for-sale                   (35,339,376)        (21,011,040)         (8,046,167)
    Purchase of mortgage-backed securities available-
      for-sale                                                   (6,179,634)         (2,457,985)         (1,939,739)
    Net decrease in interest-bearing term
      deposits in other financial institutions                       39,000                --             5,002,818
    Net increase in loans                                        (1,173,378)         (1,413,516)         (1,641,313)
    Capital expenditures, net                                       (42,541)            (26,977)            (44,088)
                                                               ------------        ------------        ------------
       Net cash (used in) provided by investing
         activities                                             (13,537,114)        (16,474,527)            512,835


-------------------------------------------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996, and 1995

-------------------------------------------------------------------------------------------------------------------


                                                                  1997              1996                1995
                                                                  ----              ----                ----
Cash flows from financing activities
    Net increase (decrease) in deposits                     $   (928,422)       $  1,156,439       $    989,496
    Net increase (decrease) in advances from
      borrowers for taxes and insurance                           21,208              17,518           (395,696)
    Advances from the Federal Home Loan Bank                  13,750,000                --                 --
    Purchase of treasury stock                                (3,172,254)               --                 --
    Dividends paid                                              (543,501)
    Net proceeds from stock issuance                                --            19,436,249               --
                                                            ------------        ------------       ------------
       Net cash provided by financing activities               9,127,031          20,610,206            593,800
                                                            ------------        ------------       ------------

Net change in cash and cash equivalents                       (2,467,639)          5,004,000          2,325,111

Cash and cash equivalents, beginning of year                   8,757,792           3,753,792          1,428,681
                                                            ------------        ------------       ------------

Cash and cash equivalents, end of year                      $  6,290,153        $  8,757,792       $  3,753,792
                                                            ============        ============       ============

Supplemental disclosures of cash flow information
    Cash paid during the year for
       Interest                                             $  2,003,809        $  1,788,739       $  1,605,763
       Income taxes                                              707,009             631,233            640,734

Supplemental schedule of noncash investing activities
    Transfer of securities from held-to-maturity
      to available-for-sale on December 1, 1995                     --                  --            1,571,423
    Amount due to broker for purchase of securities              499,219                --                 --
    Dividends declared                                         7,528,860                --                 --

-------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of PS Financial, Inc. (the Company), its wholly-owned subsidiary Preferred Savings Bank (the Bank), and the Bank's wholly-owned subsidiary, Preferred Service Corporation, which engages in limited insurance activities. All significant intercompany balances and transactions have been eliminated.

Business: The only business of the Company is the ownership of the Bank. The Bank is a federally-chartered stock savings bank. Through its main office, the Bank offers a variety of financial services to customers in Chicago, Illinois. Financial services consist primarily of consumer loans secured by residential real estate and savings, certificate of deposit and checking accounts.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. The Bank reports net cash flows for customer loan transactions, deposit transactions, and time deposits in other financial institutions.

Securities: Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. All other securities are classified as available-for-sale since the Company may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. These securities are carried at market value with unrealized gains and losses charged or credited, net of income taxes, to a valuation allowance included as a separate component of equity. Realized gains and losses on disposition are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method.

Loans Receivable: Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net of deferred loan origination fees and discounts.

Allowance for Loan Losses: Because some loans may not be repaid in full, an allowance for loan losses is maintained. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of the loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, including impaired loans discussed below, the whole allowance is available for any charge-offs that occur. Loans are charged off in whole or in part when management's estimate of the undiscounted cash flows from the loan are less

--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

than the recorded investment in the loan, although collection efforts continue and future recoveries may occur.

Impaired loans are measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a provision for loan losses.

Smaller balance homogeneous loans are defined as residential first mortgage loans secured by one-to-four-family residences, residential construction loans, and share loans and are evaluated collectively for impairment. Commercial real estate loans are evaluated individually for impairment. Normal loan evaluation procedures, as described in the second preceding paragraph, are used to identify loans which must be evaluated for impairment. In general, loans classified as doubtful or loss are considered impaired while loans classified as substandard are individually evaluated for impairment. Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to reevaluate the credit under its normal loan evaluation procedures. While the factors which identify a credit for consideration for measurement of impairment, or nonaccrual, are similar, the measurement considerations differ. A loan is impaired when the economic value estimated to be received is less than the value implied in the original credit agreement. A loan is placed in nonaccrual when payments are more than 90 days past due unless the loan is adequately collateralized and in the process of collection.

Interest Income: Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans delinquent 90 days or more to determine if the interest accrual should be discontinued. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as adjustments to the provision for loan losses.

Loan Fees and Related Costs: Loan origination fees, net of certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as a yield adjustment.


--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using principally an accelerated method over the estimated useful lives of the assets. The cost and accumulated depreciation of assets retired or sold are eliminated from the financial statements, and the gain or loss on disposition is credited or charged to operations when it is realized.

Income Taxes: The Company and its subsidiaries file a consolidated income tax return. The provision for income taxes is based on an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet allocated to participants are presented in the consolidated balance sheet as a reduction of stockholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the costs of shares committed to be released is recorded as an adjustment to paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are reflected as a reduction of debt.

Shares are considered outstanding for earnings per share calculations as they are committed to be released; unallocated shares are not considered outstanding.

Earnings Per Common Share: Earnings per share is computed under the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which was adopted retroactively by the Company at the beginning of the fourth quarter of 1997. Amounts reported as basic earnings per share for the two years ended December 31, 1997 and 1996 reflect the earnings available to common stockholders for the year divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option and stock award plans. In 1996, earnings per share is computed using net earnings from November 26, 1996, the date that the Bank converted to stock ownership.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates The collectibility of loans, fair value of financial instruments, and status of contingencies are particularly subject to change.


--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Future Accounting Changes: New accounting standards have been issued which will require future reporting of comprehensive income (net income plus changes in holding gains and losses on securities available-for-sale) and may require redetermination of industry segment financial information. Management does not anticipate these statements will impact the financial condition or operations of the Company.


NOTE 2 - SECURITIES

Securities are summarized as follows:

                                                                     December 31, 1997
                                                ----------------------------------------------------------------
                                                  Gross             Gross
                                                Amortized        Unrealized       Unrealized          Fair
                                                  Cost              Gains           Losses            Value
                                                  ----              -----           ------            -----
Securities available-for-sale
   U.S. Treasury securities and
     obligations of U.S. government agencies     $ 33,329,031    $    143,074     $    (13,102)    $ 33,459,003
                                                 ------------    ------------     ------------     ------------

Mortgage-backed securities available-for-sale
   Federal Home Loan Mortgage Corporation           3,780,702          43,604             --          3,824,306
   Federal National Mortgage Association            3,640,087          63,789             --          3,703,876
   Government National Mortgage Association           557,370           9,676             --            567,046
                                                 ------------    ------------     ------------     ------------
                                                    7,978,159         117,069             --          8,095,228
                                                 ------------    ------------     ------------     ------------

                                                 $ 41,307,190    $    260,143     $    (13,102)    $ 41,554,231
                                                 ============    ============     ============     ============

                                                                      December 31, 1996
                                                ----------------------------------------------------------------
                                                  Gross             Gross
                                                Amortized        Unrealized       Unrealized          Fair
                                                  Cost              Gains           Losses            Value
                                                  ----              -----           ------            -----

Securities available-for-sale
   U.S. Treasury securities and
     obligations of U.S. government agencies     $ 24,132,467    $     28,151     $    (80,258)    $ 24,080,360
                                                 ------------    ------------     ------------     ------------

Mortgage-backed securities available-for-sale
   Federal Home Loan Mortgage Corporation           2,301,466          11,412           (8,432)       2,304,446
   Federal National Mortgage Association            1,726,046          11,238           (1,493)       1,735,791
   Government National Mortgage Association           659,618           2,210             --            661,828
                                                 ------------    ------------     ------------     ------------
                                                    4,687,130          24,860           (9,925)       4,702,065
                                                 ------------    ------------     ------------     ------------

                                                 $ 28,819,597    $     53,011     $    (90,183)    $ 28,782,425
                                                 ============    ============     ============     ============

The Bank holds $500,000 and $1,500,000 of U.S. government agency bonds which are structured notes issued by the Federal Home Loan Bank at December 31, 1997 and 1996, respectively.


--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

Sales of securities are summarized as follows:

                                                                      For the Year Ended December 31,
                                                           ---------------------------------------------------
                                                                1997               1996               1995
                                                                ----               ----               ----

     Proceeds from sales                                  $ 16,660,861      $  1,282,899         $  1,833,097
     Gross realized gains                                       13,740              --                 11,799
     Gross realized losses                                     (13,919)          (37,903)             (12,017)

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                   December 31, 1997
                                                                         ----------------------------------
                                                                              Amortized            Fair
                                                                                Cost               Value
                                                                          -------------        ------------
     Securities available-for-sale
         Due in less than one year                                         $  2,997,146        $ 2,999,196
         Due after one year through five years                                5,995,793          5,995,465
         Due after five years                                                24,336,092         24,464,342
                                                                           ------------        -----------
                                                                             33,329,031         33,459,003
         Mortgage-backed securities                                           7,978,159          8,095,228
                                                                           ------------        -----------

                                                                           $ 41,307,190        $41,554,231
                                                                           ============        ===========

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following at:

                                                                                       December 31,
                                                                           -----------------------------------
                                                                                  1997                1996
                                                                           ---------------     ---------------
     First mortgage loans
         Principal balances
              Secured by one-to-four-family residences                     $    29,129,094     $    26,998,328
              Secured by other properties                                        5,636,226           6,088,322
              Secured by commercial real estate                                  2,952,563           3,182,716
              Construction loans                                                    66,874             335,830
                                                                           ---------------     ---------------
                                                                                37,784,757          36,605,196

         Less net deferred loan origination fees                                  (443,364)           (493,122)
                                                                           ---------------     ---------------
              First mortgage loans, net                                         37,341,393          36,112,074

     Share loans                                                                    11,212              17,395

     Less allowance for loan losses                                               (186,000)           (186,000)
                                                                           ---------------     ---------------

                                                                           $    37,166,605     $    35,943,469
                                                                           ===============     ===============


--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE (Continued)

The principal balance of loans greater than 90 days delinquent on nonaccrual status at December 31, 1997 and 1996 was approximately $905,000 and $289,000, respectively. The interest income that would have been recorded under the original terms of such loans approximated $40,000 and $9,000 for the years ended December 31, 1997 and 1996, respectively.

The Bank did not have any impaired loans for the years ended December 31, 1997 and 1996.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                                               For the Year Ended
                                                                                  December 31,
                                                                 ---------------------------------------------
                                                                      1997            1996             1995
                                                                      ----            ----             ----

     Balance, beginning of year                                  $    186,000     $    136,000    $    136,000
     Provision for loan losses                                              -           50,000               -
                                                                 ------------     ------------    ------------

         Balance, end of year                                    $    186,000     $    186,000    $    136,000
                                                                 ============     ============    ============


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at:

                                                                                           December 31,
                                                                                  ----------------------------
                                                                                       1997            1996
                                                                                  ------------    ------------
     Land                                                                         $     95,052    $     95,052
     Building and improvements                                                         519,854         508,557
     Furniture and equipment                                                           329,608         307,618
                                                                                  ------------    ------------
         Total cost                                                                    944,514         911,227
     Accumulated depreciation                                                          486,717         450,387
                                                                                  ------------    ------------

                                                                                  $    457,797    $    460,840
                                                                                  ============    ============




--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------


NOTE 6 - DEPOSITS

The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $1,327,000 at December 31, 1997 and $1,011,000 at December 31, 1996. Deposits greater than $100,000 are not insured.

At December 31, 1997, scheduled maturities of certificates of deposit are as follows:

                           1998                         $ 18,131,483
                           1999                            1,460,321
                           2000                              904,246
                           2001                              284,190
                           Thereafter                         97,012
                                                        ------------

                                                        $ 20,877,252
                                                        ============


NOTE 7 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

At December 31, 1997, secured advances from the Federal Home Loan Bank were as follows:

              Type                         Maturity Date                 Rate                   1997
              ----                         -------------                 ----                   ----

         Structure advance              May 14, 1998                       6.19%          $      3,000,000
         Fixed rate                     August 28, 1998                    6.03%                 1,000,000
         Fixed rate                     October 1, 1998                    5.99%                 2,000,000
         Fixed rate                     October 2, 1998                    5.98%                 1,000,000
         Fixed rate                     December 24, 1998                  6.01%                 2,000,000
         Structure advance              July 30, 1999                      6.04%                 2,750,000
         Fixed rate                     October 30, 2000                   6.02%                 2,000,000
                                                                                          ----------------
                                                                                          $     13,750,000
                                                                                          ================

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans on residential property (not more than 90 days delinquent), aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank of Chicago. At December 31, 1997, the minimum collateral requirement was $22,963,000.




--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------


NOTE 8 - RETIREMENT BENEFITS

During 1995, the Board of Directors authorized the termination of the Bank's defined benefit pension plan which covered substantially all full time employees. The termination was effective June 30, 1995, and participants in the plan became fully vested on that date. Accordingly, the Bank recorded a pretax curtailment loss of $62,715. The settlement of the vested accumulated benefit obligation by the purchase of annuity contracts for, or lump-sum payments to, each covered employee was completed during 1996.


NOTE 9 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators for earnings per common share computations for the years ended December 31, 1997 and 1996 is presented below. Earnings per share for the year ended December 31, 1996 is based on net income since the date of conversion (November 26, 1996).

                                                                         Year Ended December 31,
                                                                    -------------------------------
                                                                       1997                 1996
                                                                    ----------           ----------
     Basic Earnings Per Share
          Net income                                                $  921,283           $1,002,410
          Less:  net income of Bank prior to conversion                   --                880,966
                                                                    ----------           ----------

              Net income available to common stockholders           $  921,283           $  121,444
                                                                    ==========           ==========

          Weighted average common shares outstanding                 1,955,356            2,010,304
                                                                    ==========           ==========

              Basic Earnings Per Share                              $      .47           $      .06
                                                                    ==========           ==========


     Earnings Per Share Assuming Dilution
          Net income available to common stockholders               $  921,283           $  121,444
                                                                    ==========           ==========

          Weighted average common shares outstanding                 1,955,356            2,010,304
          Add dilutive effect of assumed exercises:
              Incentive stock options                                    6,464                 --
              Stock awards                                               1,994                 --
                                                                    ----------           ----------
          Weighted average common and dilutive
            potential common shares outstanding                      1,963,814            2,010,304
                                                                    ==========           ==========

              Diluted Earnings Per Share                            $      .47           $      .06
                                                                    ==========           ==========


--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------


NOTE 10 - REGULATORY CAPITAL

The Bank is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At year-end, actual capital levels of the Bank and minimum required levels were:

                                                                                               Minimum Required
                                                                                                  to Be Well
                                                                         Minimum Required      Capitalized Under
                                                                            for Capital        Prompt Corrective
                                                         Actual          Adequacy Purposes    Action Regulations
                                                  -----------------     ------------------    ------------------
1997                                              Amount      Ratio     Amount      Ratio     Amount      Ratio
----                                              ------      -----     ------      -----     ------      -----

Total capital (to risk-weighted assets)          $  20,754    65.4%    $   2,538     8.0%    $  3,172     10.0%
Tier 1 (core) capital (to risk-weighted assets)     20,568    64.8         1,269     4.0        1,903      6.0
Tier 1 (core) capital (to adjusted total assets)    20,568    25.8         2,385     3.0          N/A      N/A
Tangible capital (to adjusted total assets)         20,568    25.8         1,193     1.5          N/A      N/A
Tier 1 (core) capital (to average assets)           20,568    28.2         2,187     3.0        3,646      5.0

1996

Total capital (to risk-weighted assets)          $  22,288    92.9%    $   1,919     8.0%    $  2,399     10.0%
Tier 1 (core) capital (to risk-weighted assets)     22,105    92.1           960     4.0        1,439      6.0
Tier 1 (core) capital (to adjusted total assets)    22,105    32.8         2,023     3.0          N/A      N/A
Tangible capital (to adjusted total assets)         22,105    32.8         1,012     1.5          N/A      N/A
Tier 1 (core) capital (to average assets)           22,105    36.7         1,806     3.0        3,612      5.0

As of December 31, 1997, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.


--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------


NOTE 10 - REGULATORY CAPITAL (Continued)

On May 21, 1996, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federal mutual savings bank to a federal stock savings bank with the concurrent formation of a holding company. On November 26, 1996, the Company sold 2,182,125 shares of common stock at $10 per share and received proceeds of $19,436,249 net of conversion expenses and ESOP shares. Approximately 50% of the gross proceeds were used by the Company to acquire all of the capital stock of the Bank.

At the time of conversion, the Bank established a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the final prospectus. The balance as of that date was $12,332,000. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.


NOTE 11 - INCOME TAXES

The provision for income taxes consists of the following:

                                                                   For the Year Ended
                                                                      December 31,
                                                     ---------------------------------------------
                                                         1997            1996              1995
                                                     ------------     ------------    ------------
      Current
         Federal                                     $    939,929     $    536,629    $    582,286
         State                                             42,557           60,910          90,155
                                                     ------------     ------------    ------------
                                                          982,486          597,539         672,441
     Deferred                                            (163,515)          33,957         (42,331)
     Change in valuation allowance                        128,384           (2,154)              -
                                                     ------------     ------------    ------------

                                                     $    947,355     $    629,342    $    630,110
                                                     ============     ============    ============


--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------


NOTE 11 - INCOME TAXES (Continued)

The net deferred tax liability included in other liabilities in the accompanying consolidated statements of financial condition consists of the following at:

                                                                                           December 31,
                                                                                  -----------------------------
                                                                                       1997             1996
     Gross deferred tax liabilities
         Deferred loan fees                                                       $    (27,428)   $    (11,789)
         Accrual to cash                                                              (226,813)       (106,887)
         Accumulated depreciation                                                      (58,437)        (60,601)
         FHLB stock dividend                                                           (13,790)        (13,790)
         Net unrealized gain on securities available-for-sale                          (93,876)              -
                                                                                  ------------    ------------
                                                                                      (420,344)       (193,067)

     Gross deferred tax assets
         Loan loss reserve                                                              65,091          65,091
         Capital loss carryforward                                                     101,071         101,071
         Prepayment on ESOP                                                            260,845               -
         Stock awards                                                                   40,465               -
         Net unrealized loss on securities available-for-sale                                -          14,126
         Other                                                                               -           4,394
                                                                                  ------------    ------------
                                                                                       467,472         184,682
         Valuation allowance                                                          (229,455)       (101,071)
                                                                                  ------------    ------------

              Net deferred tax liability                                          $   (182,327)   $   (109,456)
                                                                                  ============    ============

The valuation allowance relates to capital loss carryforwards and other items that may not be recoverable.

The income tax provision differs from the amounts determined by applying the statutory U.S. federal income tax rate as a result of the following items:

                                                                           Year Ended
                                                                        December 31, 1997
                                                                 ----------------------------
                                                                   Amount            Percent
                                                                 ------------    -----------
     Income tax computed at the statutory rate                   $    635,337           34.0%
     Deferred tax valuation allowance                                 128,384            6.9
     ESOP                                                             111,081            5.9
     Other                                                             44,465            2.4
                                                                 ------------    -----------
         Total federal income tax                                     919,267           49.2
     State income tax, net of federal tax benefit                      28,088            1.5
                                                                 ------------    -----------

                                                                 $    947,355           50.7%
                                                                 ============    ===========


--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------


NOTE 11 - INCOME TAXES (Continued)

                                                                             Year Ended
                                                                            December 31,
                                                     ----------------------------------------------------------
                                                                1 9 9 6                          1 9 9 5
                                                     -------------------------       --------------------------
                                                         Amount        Percent            Amount        Percent
                                                     ------------     ---------      -------------      -------
     Income tax computed at the
       statutory rate                                $    554,795        34.0%        $    572,778        34.0%
     Deferred tax valuation allowance                      (2,154)       (0.1)                   -           -
     Other                                                 36,501         2.2                1,522         0.1
                                                     ------------     -------         ------------     -------
         Total federal income tax                         589,142        36.1              574,300        34.1
     State income tax, net of federal
       tax benefit                                         40,200         2.5               55,810         3.3
                                                     ------------     -------         ------------     -------

                                                     $    629,342        38.6%        $    630,110        37.4%
                                                     ============     =======         ============     =======

Under the Internal Revenue Code, the Bank may, for tax purposes, deduct a provision for bad debts in excess of such provisions recorded in the financial statements. Retained earnings at December 31, 1997 includes approximately $1,514,000, consisting of bad debt deductions accumulated prior to 1988, on which no provision for federal income taxes has been made. The related amount of unrecognized deferred tax liability was approximately $587,000.


NOTE 12 - STOCK-BASED COMPENSATION PLANS

As part of the conversion transaction, the Company established an employee stock ownership plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $1,745,700 from the Company and used those funds to acquire 174,570 shares of the Company's stock at $10 per share.

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a forty-year period. However, in the event the Company's contributions exceed the minimum debt service requirements, additional principal payments will be made.


--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------


NOTE 12 - STOCK-BASED COMPENSATION PLANS (Continued)

During 1997, 51,799 shares of stock, including 50,941 shares resulting from a special dividend, with a fair value of $19.39 per share were committed to be released, resulting in ESOP compensation expense of $1,004,607. Shares held by the ESOP at December 31, 1997 and 1996 are as follows:

                                                     1997                1996
                                                 ----------           ----------
         Allocated shares                            57,297                5,498
         Unallocated shares                         117,273              169,072
                                                 ----------           ----------

              Total ESOP shares                     174,570              174,570
                                                 ==========           ==========

         Fair value of unallocated shares        $2,257,505           $1,986,596
                                                 ==========           ==========

The Company has a stock option plan under the terms of which 470,000 shares of the Company's common stock were reserved for issuance. The options become exercisable on a cumulative basis in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant.

A summary of the status of the Company's stock option plan and changes during the year are presented below:

                                                                   Weighted-
                                                                    Average
                                                                   Exercise
                                                  Shares             Price
                                                  ------             -----

         Outstanding at beginning of year             --
         Granted                                   181,750        $   14.00
         Exercised                                    --
         Forfeited                                    --
                                                   -------
            Outstanding at end of year             181,750
                                                   =======

         Options exercisable at end of year           --
         Weighted-average fair value of
           options granted during year            $   6.05

All of the outstanding options at December 31, 1997 relate to options granted in 1997 at an exercise price of $14.00 and have a remaining life of 9.5 years before expiration. These options are not fully vested. The exercise price equaled the market value on the date the options were granted.


--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------


NOTE 12 - STOCK-BASED COMPENSATION PLANS (Continued)

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan in 1997 consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                            1997
                                                        ------------

                  Pro forma net income                  $    825,795
                  Pro forma earnings per share
                      Basic                                      .42
                      Diluted                                    .42

The fair value of options granted in 1997 was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions: expected volatility factor of the expected market price of the Company's common stock of 15.75%, risk-free interest rate of 6.74%, and expected option term of 8 years.

The Black-Scholes option pricing valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

In connection with the conversion to stock ownership, the Company adopted a Management Recognition and Retention Plan (MRP). In 1997, the Company contributed $1.3 million allowing the MRP to acquire 87,285 shares of common stock of the Company, at an average cost of $14.00 per share, with 64,006 shares awarded to directors and key employees. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders' equity. MRP compensation expense totaled $104,543 for the year ended December 31, 1997.




--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------


NOTE 13 - FINANCIAL INSTRUMENTS AND COMMITMENTS

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to fund loans and previously approved unused lines of credit. The Bank's exposure to credit loss in the event of nonperformance by the parties to these financial instruments is represented by the contractual amount of the instruments. The Bank uses the same credit policy for commitments as it uses for on-balance-sheet items. At December 31, 1997 and 1996, these financial instruments consist of commitments to extend credit totaling $564,000 and $401,250, respectively. Fixed rate mortgage loan commitments at December 31, 1997 have rates ranging from 7.125% to 9.00% and terms up to 30 days.

Since many commitments expire without being used, the amount above does not necessarily represent a future cash commitment. Collateral may be obtained upon exercise of a commitment. The amount of collateral is determined by management and may include residential real estate.

Interest-bearing deposit accounts in other financial institutions potentially subject the Bank to concentrations of credit risk. At December 31, 1997, the Bank had a deposit account at the Federal Home Loan Bank of Chicago with a balance totaling approximately $5,850,000. At December 31, 1996, the balance was approximately $8,179,000.

Other primary financial instruments where concentrations of credit risk may exist are securities and loans. Securities are discussed in Note 2. The Bank's principal loan customers are located in Chicago and the southwest portion of Cook County including Cicero and Berwyn. Most loans are secured by specific collateral, including residential and commercial real estate.




--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------


NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                             December 31, 1997           December 31, 1996
                                                       ---------------------------  --------------------------
                                                          Carrying        Fair        Carrying         Fair
                                                            Value         Value         Value          Value
                                                            -----         -----         -----          -----
                                                                             (In thousands)
    Financial assets
       Cash on hand and in banks                        $      441     $      441    $      579    $      579
       Interest-bearing deposits in other
         financial institutions                              5,850          5,850         8,179         8,179
       Interest-bearing term deposits in other
         financial institutions                                209            209           248           248
       Securities available-for-sale                        41,554         41,554        28,782        28,782
       Loans receivable, net                                37,167         37,756        35,943        36,228
       Federal Home Loan Bank stock                            700            700           362           362
       Accrued interest receivable                             801            801           477           477

    Financial liabilities
       Non-interest-bearing deposits                           (29)           (29)            -             -
       Money market and passbook savings                   (20,369)       (20,369)      (21,987)      (21,987)
       Certificates of deposits                            (20,877)       (20,892)      (20,216)      (20,230)
       Advances from the Federal Home Loan Bank            (13,750)       (13,741)            -             -
       Accrued interest payable                               (143)          (143)          (63)          (63)

For purposes of the above, the following assumptions were used. The estimated fair value for cash, interest-bearing deposits with financial institutions, Federal Home Loan Bank stock, accrued interest receivable, money market and savings deposits, and accrued interest payable are considered to approximate their carrying values. The estimated fair value for securities available-for-sale is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans is based on estimates of the rate the Bank would charge for similar loans at December 31, 1997 and 1996, applied for the time period until estimated payment. The estimated fair value of certificates of deposit is based on estimates of the rate the Bank would pay on such deposits at December 31, 1997 and 1996, applied for the time period until maturity. Loan commitments are not included in the table above as their estimated fair value is immaterial.

Other assets and liabilities of the Bank that are not defined as financial instruments, such as property and equipment, are not included in the above disclosures.

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that were the Bank to have disposed of these items on December 31, 1997 and 1996, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 1997 and 1996 should not necessarily be considered to apply at subsequent dates.


--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------


NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed statement of financial condition, statement of income, and statement of cash flows for PS Financial, Inc. The Company was formed on November 26, 1996. Accordingly, the statements of income and cash flows reflect the period November 26, 1996 through December 31, 1997.


                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1997 and 1996


                                                                             1997                     1996
                                                                         ------------             ------------
ASSETS
         Cash and cash equivalents                                       $  4,193,821             $  2,226,099
         Securities available-for-sale                                      4,605,511                5,989,000
         ESOP loan                                                          1,692,664                1,702,058
         Investment in bank subsidiary                                     20,713,420               22,086,459
         Accrued interest receivable and other assets                         121,347                  151,182
                                                                         ------------             ------------

                                                                         $ 31,326,763             $ 32,154,798
                                                                         ============             ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Accrued expenses and other liabilities                          $  8,217,539             $      7,603
         Stockholders' equity
              Common stock                                                     21,821                   21,821
              Additional paid-in capital                                   21,601,814               21,169,750
              Retained earnings                                             5,518,308               12,669,386
              Unearned ESOP shares                                         (1,172,726)              (1,690,716)
              Unearned stock awards                                        (1,117,447)                    --
              Treasury stock                                               (1,895,711)                    --
              Unrealized gain (loss) on securities available-
                for-sale, net                                                 153,165                  (23,046)
                                                                         ------------             ------------

                                                                         $ 31,326,763             $ 32,154,798
                                                                         ============             ============


--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------


NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                         CONDENSED STATEMENTS OF INCOME
                    For the year ending December 31, 1997 and
              for the period November 26, 1996 to December 31, 1996


                                                                                         1997                 1996
                                                                                     -----------             --------
         Income
              Securities                                                             $   423,424             $    27,604
              ESOP loan                                                                  117,442                  11,711
              Interest-bearing deposits with other financial institutions                   --                    15,935
              Dividend income from subsidiary                                          3,950,896                    --
                                                                                     -----------             -----------
                  Total income                                                         4,491,762                  55,250

         Other expenses                                                                  155,272                   9,611
                                                                                     -----------             -----------


         Income before income taxes and equity (excess) in
           undistributed earnings of bank subsidiary                                   4,336,490                  45,639

         Income taxes                                                                     96,535                  18,269
                                                                                     -----------             -----------


         Income before equity (excess) in undistributed
           earnings of bank subsidiary                                                 4,239,955                  27,370

         Equity (excess) in undistributed earnings of bank subsidiary                 (3,318,672)                 94,074
                                                                                     -----------             -----------


         Net income                                                                  $   921,283             $   121,444
                                                                                     ===========             ===========



--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------


NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                    For the year ending December 31, 1997 and
              for the period November 26, 1996 to December 31, 1996


                                                                         1997                    1996
                                                                    ------------             ------------
Operating activities
     Net income                                                     $    921,283             $    121,444
     Adjustments to reconcile net income to net cash
      from operating activities
         Amortization of discounts and premiums on
           securities                                                     (1,497)                     139
         Gain on sale of securities                                         (156)                    --
         (Equity) excess in undistributed earnings of
           bank subsidiary                                             3,318,672                  (94,074)
         Change in
              Other assets                                                29,835                 (148,480)
              Other liabilities                                              507                    7,603
                                                                    ------------             ------------
                  Net cash from operating activities                   4,268,644                 (113,368)

Investing activities
     Purchase of bank subsidiary stock                                      --                (11,144,174)
     Purchase of securities available-for-sale                        (1,689,631)              (5,996,250)
     Proceeds from sale of securities available-for-sale               1,000,156                     --
     Proceeds from repayment of securities                                94,914                     --
     Proceeds from maturities of securities                            2,000,000                     --
                                                                    ------------             ------------
         Net cash from investing activities                            1,405,439              (17,140,424)

Financing activities
     Net proceeds from sale of common stock                                 --                 19,436,249
     Purchase of treasury stock                                       (3,172,254)                    --
     Payment received on loan to ESOP                                      9,394                   43,642
     Dividends paid                                                     (543,501)                    --
                                                                    ------------             ------------
         Net cash from financing activities                           (3,706,361)              19,479,891
                                                                    ------------             ------------

Net change in cash and cash equivalents                                1,967,722                2,226,099

Cash and cash equivalents at beginning of period                       2,226,099                     --
                                                                    ------------             ------------

Cash and cash equivalents at end of period                          $  4,193,821             $  2,226,099
                                                                    ============             ============




--------------------------------------------------------------------------------

                                   (Continued)

                               PS FINANCIAL, INC.
                             STOCKHOLDER INFORMATION

ANNUAL MEETING

The Annual Meeting of Stockholders will be held at 2:30 p.m., Chicago, Illinois time on April 22, 1998 at the main office of PS Financial, Inc., 4800 South Pulaski Road, Chicago, Illinois 60632.

MARKET PRICE INFORMATION

The following information relates to the closing price of the Company's $.01 par value common stock, which is traded on the over-the-counter market and is quoted on the NASDAQ National Market under the symbol "PSFI".

                                        1997                                 1996
                         -------------------------------       ------------------------------
QUARTER ENDED             HIGH         LOW       DIVIDEND       HIGH        LOW      DIVIDEND
-------------             ----         ---       --------       ----        ---      --------
March 31                  $14.25     $11.75        $  --       $ --        $ --        $  --
June 30                   $14.88     $12.63        $0.08       $ --        $ --        $  --
September 30              $18.00     $14.00        $0.08       $ --        $ --        $  --
December 31               $23.00     $16.00        $0.12       $12.50      $11.25      $  --

* Common stock began trading on November 26, 1996.

At March 10, 1998, there were 2,050,429 shares of PS Financial, Inc. common stock issued and outstanding (including unallocated ESOP shares) and there were 159 holders of record. The closing sale price for the Company's stock on March 10, 1998 was $14.125 per share.


STOCKHOLDER AND GENERAL INQUIRIES                  TRANSFER AGENT
Kimberly P. Rooney, President                      First Bankers Trust Co.
PS Financial, Inc.                                 1201 Broadway
4800 South Pulaski Road                            Quincy, Illinois 62301
Chicago, Illinois 60632
(773) 376-3800

ANNUAL AND OTHER REPORTS

A copy of PS Financial, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, may be obtained without charge by contacting Jeffrey Przybyl, Chief Financial Officer, PS Financial, Inc., 4800 South Pulaski Road, Chicago, Illinois 60632-4195.

                                     PART IV

Item 14. Exhibits and Reports on Form 8-K

(a)      Exhibits

                                                                                                                 Reference to
       Regulation                                                                                               Prior Filing or
      S-K Exhibit                                                                                                Exhibit Number
         Number                                              Document                                           Attached Hereto
------------------------------------------------------------------------------------------------------------------------------------
            2            Plan of acquisition, reorganization, arrangement,                                            None
                         liquidation or succession
          3 (a)          Articles of Incorporation                                                                     *
          3 (b)          By-Laws                                                                                       *
            4            Instruments defining the rights of security holders,                                          *
                         including debentures
            9            Voting Trust Agreement                                                                       None
           10            Material contracts                                                                           None
          10.1           Employment agreement with Kimberly P. Rooney                                                  *
          10.2           Change-in-control severance agreements with certain executive officers                        *
          10.3           Stock Option and Incentive Plan                                                               *
          10.4           Recognition and Retention Plan                                                                *
           11            Statement regarding computation of per share                                                 None
                         earnings
           13            Annual Report to Security Holders                                                             13
           16            Letter regarding change in certifying accountants                                            None
           18            Letter regarding change in accounting principles                                             None
           21            Subsidiaries of Registrant                                                                    21
           22            Published report regarding matters submitted to vote                                         None
                         of security holders
           23            Consents of Experts and Counsel                                                              None
           24            Power of Attorney                                                                            None
           27            Financial Data Schedule                                                                       27
           28            Information from reports furnished to state insurance regulatory authorities                 None
           99            Additional Exhibits                                                                          None


Footnotes


* Filed as exhibits to the Company's S-1 registration statement filed on August 30, 1996 (file No. 333-11211) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with item 601 of regulation S-B,