Form 10-Q
period 1998-03-31
PS FINANCIAL INC
filed 1998-05-15
CIK 1021575

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [x] Quarterly Report pursuant to Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934

                  [ ] For the Three Months Ended March 31, 1998

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

          Yes  [X]                  No (First Filing Pursuant to Rule 15d-13(a))


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class:                                        SHARES OUTSTANDING at May 10, 1998
Common Stock,  $.01 par value                                   2,005,429

                               PS Financial, Inc.

                                   Form 10-QSB

                        Three Months Ended March 31, 1998

Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS                                                        Page

          Condensed Consolidated Statements of Financial Condition at March 31,        3
             1998 and December 31, 1997
          Condensed Consolidated Statements of Income for the three  months ended      4
            March 31, 1998 and 1997
          Condensed Consolidated Statements of Changes in Stockholders' Equity         5
            for the three months ended March 31, 1998 and 1997
          Condensed Consolidated Statements of Cash Flows for the three months         6
            ended March 31, 1998 and 1997
          Notes to the Condensed Consolidated Financial Statements as of March
            31, 1998                                                                   8

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                        10

                           Part II - Other Information

          Item 6. Exhibits and Reports on Form 8-K                                    15

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      March 31, 1998 and December 31, 1997
                  (Dollars in thousands, expect per share data)


                                                                               March 31,  December 31,
                                                                                 1998        1997
                                                                                 ----        ----
ASSETS

Cash on hand and in banks                                                       $    441    $    440
Interest-bearing deposit accounts in other  financial institutions                 1,253       5,850
                                                                                --------    --------
         Total cash and cash equivalents                                           1,694       6,290

Interest-bearing term deposits in other financial  institutions                      212         209
Equity securities                                                                    273        --
Securities available-for-sale                                                     28,316      33,459
Mortgage-backed securities available-for-sale                                      9,468       8,095
Loans receivable, net                                                             41,682      37,167
Federal Home Loan Bank stock                                                         913         700
Premises and equipment, net                                                          449         458
Accrued interest receivable                                                          799         801
Other assets                                                                          17         743
                                                                                --------    --------
         Total assets                                                           $ 83,823    $ 87,922
                                                                                ========    ========
LIABILITIES AND EQUITY
Liabilities
         Deposits                                                               $ 41,116    $ 41,275
         Advances from borrowers for taxes and insurance                             291         498
         FHLB advances                                                            18,000      13,750
         Accrued interest payable and other liabilities                            1,095       1,761
         Dividends payable                                                             0       7,529
                                                                                --------    --------
                  Total liabilities                                               60,502      64,813

Equity
         Common stock $0.01 par value per share, 2,500,000 shares authorized;
         2,182,125 issued and outstanding                                             22          22

         Additional paid-in capital                                               21,619      21,602
         Retained earnings, substantially restricted                               5,705       5,518
         Unearned ESOP shares                                                     (1,149)     (1,173)
         Unearned stock awards                                                    (1,073)     (1,117)
         Treasury stock, at cost, 108,417 shares                                  (1,896)     (1,896)
         Net unrealized gain (loss) on securities available-for-sale, net             93         153
          of tax
                                                                                --------    --------
                  Total equity                                                    23,321      23,109
                                                                                --------    --------
                           Total liabilities and equity                         $ 83,823    $ 87,922
                                                                                ========    ========

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                                         Three months ended
                                                              March 31,
                                                           1998       1997
                                                           ----       ----
Interest income
                      Loans                             $    873    $    804
                      Securities                             539         371
                      Mortgage-backed securities             159         129
                      Other                                   33          75
                                                        --------    --------
                              Total interest income        1,604       1,379
Interest expense
                      Deposits                               431         424
                      Other borrowings                       224           0
                                                        --------    --------
                              Total interest expense         655         424
                                                        --------    --------
Net interest income                                          949         955

Provision for loan losses                                      0           0
                                                        --------    --------
Net interest income after provision for loan                 949         955

Noninterest income
                      Net gain on sale of securities          23           6
                      Other                                   13          18
                                                        --------    --------
                              Total noninterest income        36          24
Noninterest expense
                      Compensation and benefits              228         166
                      Occupancy and equipment expense         28          32
                      Data processing                         16          14
                      Federal insurance premiums               7           7
                      Professional fees                       17          22
                      Other                                   50          39
                                                        --------    --------
                              Total noninterest expense      346         280
                                                        --------    --------
Income before income tax expense                             639         699
Income tax expense                                           225         269
                                                        --------    --------
Net income                                              $    414    $    430
                                                        ========    ========
Earnings per share
         Basic                                          $   0.21    $   0.21
                                                        ========    ========
         Diluted                                        $   0.21    $   0.21
                                                        ========    ========

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                            (Dollars in thousands, except per share data)
-------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31                                                      1998                       1997
-------------------------------------------------------------------------------------------------------------------------
Common Shares
Balance at beginning of year                                            $     22                   $    22
-------------------------------------------------------------------------------------------------------------------------
Balance at March 31                                                     $     22                   $    22
-------------------------------------------------------------------------------------------------------------------------
Additional Paid-In Capital
Balance at beginning of year                                            $ 21,602                   $21,170
Change in additional paid in capital                                          17                         0
-------------------------------------------------------------------------------------------------------------------------
Balance at March 31                                                     $ 21,619                   $21,170
-------------------------------------------------------------------------------------------------------------------------
Retained Earnings, Substantially Restricted
Balance at beginning of year                                            $  5,518                   $12,669
Net income for the period                                                    414         $414          430        $430
Dividends declared                                                         (227)                         0
-------------------------------------------------------------------------------------------------------------------------
Balance at March 31                                                     $  5,705                   $13,099
-------------------------------------------------------------------------------------------------------------------------
Unearned ESOP Shares
Balance at beginning of year                                            $(1,173)                   $(1,691)
Change in unearned ESOP shares                                                24                         0
-------------------------------------------------------------------------------------------------------------------------
Balance at March 31                                                     $(1,149)                   $(1,691)
-------------------------------------------------------------------------------------------------------------------------
Unearned RRP Shares
Balance at beginning of year                                            $(1,117)                   $     0
Change in RRP shares                                                          44                         0
-------------------------------------------------------------------------------------------------------------------------
Balance at March 31                                                     $(1,073)                   $     0
-------------------------------------------------------------------------------------------------------------------------
Treasury Stock
Balance at beginning of year                                             (1,896)                         0
Change in Treasury Stock                                                       0                         0
-------------------------------------------------------------------------------------------------------------------------
Balance at March 31                                                     $(1,896)                   $     0
-------------------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on securities available-for-sale
Balance at beginning of year                                            $    153                   $   (23)
Change in unrealized gain (loss) on securities                              (60)          (60)        (101)        (101)
available-for-sale net of tax
-------------------------------------------------------------------------------------------------------------------------
Balance at March 31                                                     $     93                   $  (124)
-------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                              $ 23,321                   $ 32,476
-------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                     $354                      $329
-------------------------------------------------------------------------------------------------------------------------

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Three months ended
                                                                       March 31,
                                                                    1998        1997
                                                                   -------    -------
Cash flows from operating activities
    Net income                                                     $   414    $   430
    Adjustments to reconcile net income to net cash from
         operating activities
        Depreciation                                                    12         11
        Amortization of premiums and discounts on
             investment and mortgage-backed securities, net              5        (12)
        Net gain on sales of  securities available-for-sale            (23)        (6)
        RRP Expense                                                     44          0
        ESOP Expense                                                    41          0
        Change in
             Deferred loan origination fees                            (12)       (14)
             Accrued interest receivable and other assets              728        100
             Other liabilities and deferred income taxes              (540)       255
                                                                   -------    -------
                  Net cash provided by operating activities            669        764

Cash flows from investing activities
    Proceeds from sale of securities available-for-sale              3,500      4,001
    Proceeds from sale of mortgage-backed securities
      available-for-sale                                             1,102      1,014
    Purchase of Federal Home Loan Bank stock                          (213)         0
    Proceeds from repayment of securities available-for-sale           510        193
    Maturities of securities available-for-sale                      4,500      1,250
    Purchase of securities available-for-sale                       (3,001)    (8,514)
    Purchase of mortgage-backed securities available-for-sale       (3,014)    (4,176)
    Purchase of equity securities available-for-sale                  (268)         0
    Net decrease (increase) in interest-bearing term deposits in
        other financial institutions                                    (3)        99
    Net change in loans                                             (4,503)       348
    Capital expenditures, net                                           (3)        (5)
                                                                   -------    -------
        Net cash used in investing activities                       (1,393)    (5,790)

Cash flows from financing activities
    Net increase (decrease) in deposits                               (159)      (336)
    Dividends paid                                                  (7,756)         0
    Borrowings from FHLB                                             4,250          0
    Net decrease in advance payments by borrowers for insurance
        and taxes                                                     (207)      (263)
                                                                   -------    -------
        Net cash used in financing activities                       (3,872)      (599)

Decrease in cash and cash equivalents                               (4,596)    (5,625)

Cash and cash equivalents at beginning of period                     6,290      8,758
                                                                   -------    -------

Cash and cash equivalents at end of period                         $ 1,694    $ 3,133
                                                                   =======    =======

Supplemental disclosure of cash flow information
    Cash paid during the period for
              Interest                                             $   624    $   422
              Income taxes                                              95          5

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of PS Financial, Inc. as of March 31, 1998 and 1997, and the results of its operations for the three month period then ended.

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

NOTE 3 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet three separate capital requirements. The following is a summary of the Bank's regulatory capital at March 31, 1998.

                                                            Core      Risk based
                                                           Capital     Capital
                                                           -------     -------
                                                              (In thousands)

Regulatory capital                                         $20,792      $20,792

Minimum capital requirement                                  3,155        2,978
                                                           -------      -------
Excess regulatory capital over minimum
requirement                                                $17,637      $17,814
                                                           =======      =======

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators for earnings per common share computations for the three months ended March 31, 1998 and 1997 is presented below.

                                                    Three Months Ended March 31,
                                                         1998        1997
                                                         ----        ----
Basic Earnings Per Share
     Net income                                       $  413,918   $  429,796
                                                      ==========   ==========
     Weighted average common shares outstanding        1,956,435    2,013,053
                                                      ==========   ==========
         Basic Earnings Per Share                     $     0.21   $     0.21
                                                      ==========   ==========

Earnings Per Share Assuming Dilution
     Net income                                       $  413,918   $  429,796
                                                      ==========   ==========
     Weighted average common shares outstanding        1,956,435    2,013,053
     Add dilutive effect of assumed exercises
         Incentive stock options                          12,364         --
         Stock awards                                      3,284         --
     Weighted average common and dilutive potential    1,972,083    2,013,053
                                                      ==========   ==========
              Diluted Earnings Per Share              $     0.21   $     0.21
                                                      ==========   ==========

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Comparison of Financial Condition at March 31, 1998 and December 31, 1997


Total assets decreased $4.1 million from $87.9 million at December 31, 1997 to $83.8 million at March 31, 1998, due mainly to the payment of the special dividend of $7.5 million in January 1998, which was partially offset by an increase in FHLB advances of $4.3 million.

The Bank's net loans receivable increased by $4.5 million from $37.2 million at December 31, 1997 to $41.7 million at March 31, 1998. Securities available-for-sale decreased by $5.2 million from $33.5 million at December 31, 1997 to $28.3 million at March 31, 1998. In addition, mortgage backed securities increased by $1.4 million from $8.1 million at December 31, 1997 to $9.5 million at March 31, 1998. These increases were mainly offset by a decrease in cash and cash equivalents of $4.6 million from $6.3 million at December 31, 1997 to $1.7 million at March 31, 1998. The decreases were due to the payment of the special dividend of $7.5 million in January 1998, which was partially offset by an increase in FHLB advances of $4.3 million.

Total liabilities at March 31, 1998 were $60.5 million compared to $64.8 million at December 31, 1997, a decrease of $4.3 million. The decrease of $8.3 million in other liabilities was due to the payment of the $4.00 per share special dividend which totaled $7.5 million.

Equity at March 31, 1998 was $23.3 million compared to $23.1 million at December 31, 1997, an increase of $212,000, or 1.0%, due primarily to net earnings of $414,000 and partially offset by a $61,000 decrease in the unrealized gain on securities available-for-sale and payment of regular dividends totaling $227,000.

Comparison of Operating Results for the Three Months Ended March 31, 1998 and March 31, 1997.

General

Net earnings for the three months ended March 31, 1998 were $414,000, a decrease of $16,000, or 3.7%, from net earnings of $430,000 for the three months ended March 31, 1997. The decrease in net earnings is primarily due to the decrease in the ratio of interest earning assets to interest bearing liabilities resulting from the payment of a special $4.00 per share dividend in January and the increased use of FHLB advances in an attempt to better leverage the Company's high capital ratio.

Interest Income

Interest income for the three months ended March 31, 1998 was $1.6 million compared to $1.4 million for the three months ended March 31, 1997, an increase of $225,000, or 16.3%. The increase in interest income was the result of an increase in the average balance of interest-earning assets primarily due to an increase in the average balance of mortgage loans. The increase in the average balance was helped by an increase in yield on interest-earning assets for the three months ended March 31, 1998. This increase was primarily due to an increase in the yield on loans which replaced lower yielding agency securities.

Interest Expense

Interest expense for the three months ended March 31, 1998 was $655,000 compared to $424,000 for the three months ended March 31, 1997, an increase of $231,000, or 54.4%. The increase in interest expense was due to the use of FHLB advances during the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The increase was partially offset by a decrease in the average balance of interest-bearing deposits.

Provision for Loan Losses

The Bank's provision for loan losses was zero for the three months ended March 31, 1998 and 1997. At March 31, 1998, the Bank's allowance for loan losses totaled $174,000, or .4% of total loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended March 31, 1998 and 1997 is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances at March 31, 1998 increased to $3.8 million compared to $2.6 million at March 31, 1997. Non-accruing loans at March 31, 1998 totaled $1.5 million compared to $1.1 million at March 31, 1997.

Noninterest Income

Noninterest income for the three months ended March 31, 1998 was $36,000 compared to $24,000 for the three months ended March 31, 1997. The increase was primarily due to a $17,000 increase in net gain on sales of securities in 1998.

Noninterest Expense

Noninterest expense was $346,000 for the three months ended March 31, 1998 compared to $280,000 for the three months ended March 31, 1997, an increase of $66,000. The increase was primarily a result of a $62,000 increase in compensation and benefits, including ESOP and RRP expenses, and an increase of $11,000 in other operating expenses, partially offset by a $5,000 decrease in professional fees.

Income Taxes

Income taxes were $225,000 for the three months ended March 31, 1998 compared to $269,000 for the three months ended March 31, 1997, a decrease of $44,000, or 19.6%. The decrease was primarily a result of a $60,000 decrease in pretax earnings.

Asset/Liability Management

In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Board of Directors meets at least quarterly to review the Company's interest rate risk position and profitability. The Board of Directors also reviews the Company's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Company's objectives in the most effective manner. In addition, the Board anticipates reviewing on a quarterly basis the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios. Interest rate risk information as of March 31, 1998 was not yet available at the time of this filing; however, management estimates that there has not been a material change from the December 31, 1997 presentation, which is discussed below.

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

Management has taken a number of steps to limit to some extent its interest rate risk. First, the Company focuses its fixed rate loan originations on loans with maturities of 15 years or less. At March 31, 1998, $30.5 million or 96.8% of the Company's one- to four family residential loan portfolio consisted of fixed rate loans having original terms to maturity of 15 years or less. Second, the Company offers balloon loans of 10 years or less in an attempt to decrease its

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


asset/liability mismatch. Third, the Company maintains a portfolio of securities and liquid assets with weighted average lives of three years or less. At March 31, 1998, the Company had $28.3 million of securities with a remaining average life of 8.26 years. Fourth, the Company has maintained a mortgage-backed securities portfolio with adjustable-rates. At March 31, 1998, adjustable rate mortgage-backed securities totaled $6.4 million which represented 7.6% of interest-earning assets. Fifth, the Company has attempted to reinvest the proceeds of most of its borrowings into assets with maturities which are anticipated to be similar to those of its borrowings. Finally, a substantial proportion of the Company's liabilities consists of passbook savings accounts which are believed by management to be somewhat less sensitive to interest rate changes than certificate accounts.

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


Change in Interest   Estimated    Ratio of NPV        Estimated Increase
       Rates            NPV            to             (Decrease) in NPV
  (Basis Points)      Amount      Total Assets      Amount          Percent

       +400           $14,271          18%         ($8,611)          (38)%
       +300           16,443           21           (6,439)          (28)
       +200           18,792           24           (4,090)          (18)
       +100           21,087           27           (1,795)           (8)
        ---           22,882           29             ---             ---
       -100           24,658           31            1,776              8
       -200           26,318           34            3,436             15
       -300           28,216           36            5,334             23
       -400           30,508           39            7,626             33

Certain assumptions utilized in assessing interest rate risk were employed in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above

Impact of New Accounting Standards

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

Comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

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

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                           PART II. OTHER INFORMATION

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

                               PS FINANCIAL, INC.
                                  (Registrant)


Date: May 15, 1998                            By: /s/Kimberly Rooney
                                  ---------------------------------------------
                                                  Kimberly Rooney
                                              Chief Executive Officer
                                           (Principal Executive Officer)


Date: May 15, 1998                            By: /s/Jeffrey Przybyl
                                  ---------------------------------------------
                                                  Jeffrey Przybyl
                                              Chief Financial Officer
                                   (Principal Financial and Accounting Officer)