Form 10QSB
period 1998-06-30
PS FINANCIAL INC
filed 1998-08-14
CIK 1021575

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

                        [x] Quarterly Report pursuant to
                           Section 13 or 15 (d) Of The
                         Securities Exchange Act of 1934

                   [ ] For the Six Months Ended June 30, 1998

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

         Yes _X_               No (First Filing Pursuant to Rule 15d-13(a))___

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class:                                     SHARES OUTSTANDING at August 13, 1997
Common Stock,  $.01 par value                            1,947,904

                               PS Financial, Inc.

                                   Form 10-QSB

                         Six Months Ended June 30, 1998


                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS  (Unaudited)                                             Page
              Condensed Consolidated Statements of Financial Condition at June 30,       3
                   1998 and December 31, 1997

              Condensed Consolidated Statements of Income for the three months           4
                   and six  months ended  June 30, 1998 and 1997
              Condensed Consolidated Statements of Changes in Stockholders' Equity       5
                   for the six months ended June 30, 1998 and 1997
              Condensed Consolidated Statements of Cash Flows for the six months         6
                   ended June 30, 1998 and 1997
              Notes to the Condensed Consolidated Financial Statements as of June 30,    8
                   1998
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                     9
         AND RESULTS OF OPERATIONS
                                            Part II - Other Information

              Item 4. Submission of Matters to a Vote of Security Holders               13
              Item 6. Exhibits and Reports on Form 8-K                                  13

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 1998 and December 31, 1997
                  (Dollars in thousands, expect per share data)
                                   (Unaudited)

                                                                           June 30,  December 31,
                                                                             1998        1997
                                                                           --------    --------
ASSETS
Cash on hand and in banks                                                  $    485    $    440
Interest-bearing deposit accounts in other  financial institutions              681       5,850
                                                                           --------    --------
         Total cash and cash equivalents                                      1,166       6,290

Interest-bearing term deposits in other financial  institutions                 207         209
Equity securities                                                               253        --
Securities available-for-sale                                                24,956      33,459
Mortgage-backed securities available-for-sale                                 8,592       8,095
Loans receivable, net                                                        47,619      37,167
Federal Home Loan Bank stock                                                    938         700
Premises and equipment, net                                                     447         458
Accrued interest receivable                                                     717         801
Other assets                                                                    105         743
                                                                           --------    --------
Total assets                                                               $ 85,000    $ 87,922
                                                                           ========    ========
LIABILITIES AND EQUITY
Liabilities
         Deposits                                                          $ 41,245    $ 41,275
         FHLB Advances                                                       18,550      13,750
         Advances from borrowers for taxes and insurance                        619         498
         Accrued interest payable and other liabilities                       1,823       1,761
         Dividends payable                                                     --         7,529
                                                                           --------    --------
                  Total liabilities                                          62,237      64,813
Equity
         Common stock $0.01 par value per share, 2,500,000 shares
         authorized; 2,182,125 issued and outstanding
                                                                                 22          22
         Additional paid-in capital                                          21,628      21,602
         Retained earnings, substantially restricted                          5,837       5,518
         Unearned ESOP shares                                                (1,123)     (1,173)
         Unearned stock awards                                               (1,028)     (1,117)
         Treasury stock, at cost, 163,417 & 108,417 shares respectively      (2,690)     (1,896)
          Net unrealized gain on securities available-for-sale, net of tax      117         153
                                                                           --------    --------
                  Total equity                                               22,763      23,109
                                                                           --------    --------
                           Total liabilities and equity                    $ 85,000    $ 87,922
                                                                           ========    ========

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                       Six Months Ended                  Three months ended
                                                                           June 30,                           June 30,
                                                                     1998             1997               1998              1997
                                                                --------------   --------------    ---------------    -------------
Interest income
                      Loans                                    $        1,851   $        1,618    $           978    $         814
                      Securities                                          963              873                424              502
                      Mortgage-backed securities                          302              267                143              138
                      Other                                                77              110                 44               35
                                                               --------------   --------------    ---------------    -------------
                              Total interest income                     3,193            2,868              1,589            1,489
Interest expense
                      Deposits                                            864              859                433              435
                      Other borrowings                                    479               40                255               40
                                                               --------------   --------------    ---------------    -------------
                              Total interest expense                    1,343              899                688              475
                                                               --------------   --------------    ---------------    -------------
Net interest income                                                     1,850            1,969                901            1,014

Provision for loan losses                                                   0                0                  0                0
                                                               --------------   --------------    ---------------    -------------
Net interest income after provision for loan                            1,850            1,969                901            1,014

Noninterest income
                      Net gain (loss) on sale of securities                23              (3)                  0              (9)
                      Other                                                46               35                 34               17
                                                               --------------   --------------    ---------------    -------------
                              Total noninterest income                     69               32                 34                8
Noninterest expense
                      Compensation and benefits                           446              362                218              196
                      Occupancy and equipment expense                      60               65                 32               33
                      Data processing                                      30               25                 15               11
                      Federal insurance premiums                           13               14                  6                7
                      Professional Fees                                    50               66                 33               47
                      Other                                               124               93                 74               51
                                                               --------------   --------------    ---------------    -------------
                              Total noninterest expense                   723              625                378              345
                                                               --------------   --------------    ---------------    -------------
Income before income tax expense                                        1,196            1,376                557              677
Income tax expense                                                        424              528                199              259
                                                               --------------   --------------    ---------------    -------------
Net income                                                     $          772   $          848    $           358    $         418
                                                               ==============   ==============    ===============    =============
Earnings per share                                             $         0.41   $         0.42    $          0.19    $        0.21
                                                               ==============   ==============    ===============    =============
Average shares outstanding                                          1,867,852        2,016,469          1,875,819        2,017,769
                                                               ==============   ==============    ===============    =============

                                        PS FINANCIAL, INC.
                                         CHICAGO, ILLINOIS
               CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------------------------------------
Six Months Ended June 30                                                   1998                 1997
--------------------------------------------------------------------------------------------------------------
Common Shares
Balance at beginning of year                                            $     22             $     22
--------------------------------------------------------------------------------------------------------------
Balance at June 30                                                      $     22             $     22
--------------------------------------------------------------------------------------------------------------
Additional Paid-In Capital
Balance at beginning of year                                            $ 21,602             $ 21,170
Change in additional paid in capital                                          26                    0
--------------------------------------------------------------------------------------------------------------
Balance at June 30                                                      $ 21,628             $ 21,170
--------------------------------------------------------------------------------------------------------------
Retained Earnings, Substantially Restricted
Balance at beginning of year                                            $  5,518             $ 12,669
Net income for the period                                                    772    $772     $    848     $848
Dividends declared                                                          (453)                (174)
--------------------------------------------------------------------------------------------------------------
Balance at June 30                                                      $  5,837             $ 13,343
--------------------------------------------------------------------------------------------------------------
Unearned ESOP Shares
Balance at beginning of year                                            $ (1,173)            $ (1,691)
Change in unearned ESOP shares                                                50                    0
--------------------------------------------------------------------------------------------------------------
Balance at June 30                                                      $ (1,123)            $ (1,691)
--------------------------------------------------------------------------------------------------------------
Unearned RRP Shares
Balance at beginning of year                                            $ (1,117)            $      0
Change in RRP shares                                                          89                 (881)
--------------------------------------------------------------------------------------------------------------
Balance at June 30                                                      $ (1,028)            $   (881)
--------------------------------------------------------------------------------------------------------------
Treasury Stock
Balance at beginning of year                                              (1,896)                   0
Change in Treasury Stock                                                    (794)                   0
--------------------------------------------------------------------------------------------------------------
Balance at June 30                                                      $ (2,690)            $      0
--------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on securities available-for-sale
Balance at beginning of year                                            $    153             $    (23)
Change in unrealized gain (loss) on securities                               (36)    (36)          40       40
available-for-sale net of tax
--------------------------------------------------------------------------------------------------------------
Balance at June 30                                                      $    117             $     17
--------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                              $ 22,763             $ 31,980
--------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                $736                  $888
--------------------------------------------------------------------------------------------------------------

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                 Six months ended
                                                                                                     June 30,
                                                                                               1998              1997
                                                                                             --------          --------
Cash flows from operating activities
         Net income                                                                          $    772          $    848
         Adjustments to reconcile net income to net cash from operating activities
             Depreciation                                                                          25                24
             Amortization of premiums and discounts on investment and
                  mortgage-backed securities, net
                                                                                                   13               (37)
             Net gain on sales of securities available-for-sale                                   (23)                3
             RRP expense                                                                           89                15
             ESOP expense                                                                          71                 0
             Change in
                  Deferred loan origination fees                                                  (41)              (18)
                  Accrued interest receivable and other assets                                    722              (115)
                  Other liabilities and deferred income taxes                                     129               372
                                                                                             --------          --------
             Net cash provided by operating activities                                          1,757             1,092

Cash flows from investing activities
         Proceeds from sale of securities available-for-sale                                    3,500             7,989
         Proceeds from sale of mortgage-backed securities available-for-sale
                                                                                                1,102             1,014
         Purchase of Federal Home Loan Bank Stock                                                (238)                0
         Proceeds from repayment of securities available-for-sale                               1,381               466
         Proceeds from maturities of securities available-for-sale                             12,000             2,250
         Purchase of securities available-for-sale                                             (6,996)          (16,505)
         Purchase of mortgage-backed securities available-for-sale                             (3,014)           (4,176)
         Purchase of equity securities available-for-sale                                        (268)                0
         Net decrease in interest-bearing term deposits in other financial
              institutions                                                                          2                89
         Net change in loans                                                                  (10,411)             (454)
         Capital expenditures, net                                                                (14)              (13)
                                                                                             --------          --------
             Net cash used in investing activities                                             (2,956)           (9,340)

Cash flows from financing activities
         Net increase (decrease) in deposits                                                      (30)             (178)
         Dividends Paid                                                                        (8,022)             (174)
         Borrowings from FHLB                                                                   4,800             4,500
         Purchase of Treasury Stock                                                              (794)                0
         Net increase in advance payments by borrowers for insurance and taxes                    121                45
                                                                                             --------          --------
             Net cash provided by (used in) financing activities                               (3,925)            4,193

Decrease in cash and cash equivalents                                                          (5,124)           (4,055)

Cash and cash equivalents at beginning of period                                                6,290             8,758
                                                                                             --------          --------

Cash and cash equivalents at end of period                                                   $  1,166          $  4,703
                                                                                             ========          ========

Supplemental disclosure of cash flow information
             Cash paid during the period for
                       Interest                                                              $  1,310          $    860
                       Income taxes                                                               645               486

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of PS Financial, Inc. as of June 30, 1998 and December 31, 1997, and the results of its operations for the three month and six month periods then ended June 30, 1998 and 1997.

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

NOTE 3 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet two separate capital requirements. The following is a summary of the Bank's regulatory capital at June 30, 1998.

                                                         Core     Risk based
                                                       Capital     Capital
                                                       -------     -------
                                                           (In thousands)

 Regulatory capital                                    $15,282     $15,461

Minimum capital requirement                              3,414       3,189
                                                       -------     -------

Excess regulatory capital over minimum  requirement    $11,868     $12,272
                                                       =======     =======

NOTE 4 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators for earnings per common share computations for the three months and six months ended June 30, 1998 and 1997 is presented below.

                                                                   Six Months Ended June 30,       Three Months Ended June 30,
                                                                   1998                1997              1998           1997
                                                                   ----                ----              ----           ----
Basic Earnings Per Share
     Net income                                              $        771,565   $        847,843  $        357,647  $  418,046
                                                             ================   ================  ================  ==========
     Weighted average common shares outstanding                     1,867,852          2,016,469         1,875,819   2,017,769
                                                             ================   ================  ================  ==========
         Basic Earnings Per Share                            $           0.41   $           0.42  $           0.19  $     0.21
                                                             ================   ================  ================  ==========

Earnings Per Share Assuming Dilution
     Net income                                              $        771,565   $        847,843  $        357,647  $  418,046
                                                             ================   ================  ================  ==========
     Weighted average common shares outstanding                     1,867,852          2,016,469         1,875,819   2,017,769
     Add dilutive effect of assumed exercises
         Incentive stock options                                       37,169                 --            37,169          --
         Stock awards                                                      --                 82                --          --
     Weighted average common and dilutive potential common          1,905,021          2,016,551         1,912,988   2,017,769
     shares outstanding
                                                             ================   ================  ================  ==========
              Diluted Earnings Per Share                     $           0.41   $           0.42  $           0.19  $     0.21
                                                             ================   ================  ================  ==========

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Financial Condition at June 30, 1998 and December 31, 1997

Total assets decreased $2.9 million from $87.9 million at December 31, 1997 to $85.0 million at June 30, 1998 due mainly to the payment of the special dividend of $7.5 million in January 1998. In order to provide for additional liquidity in light of the payment of the special dividend, the Company increased FHLB advances by $4.8 million.

The Company's net loans receivable increased by $10.4 million from $37.2 million at December 31, 1997 to $47.6 million at June 30, 1998. In addition, mortgage backed securities increased by $497,000 from $8.1 million at December 31, 1997 to $8.6 million at June 30, 1998. These increases were mainly offset by a decrease in cash and cash equivalents of $5.1 million, from $6.3 million at December 31, 1997 to $1.2 million at June 30, 1998, as well as a decrease in securities available-for-sale by $8.5 million, from $33.5 million at December 31, 1997 to $25.0 million at June 30, 1998. The decreases were due to the payment of the special dividend of $7.5 million in January 1998.

Total liabilities at June 30, 1998 were $62.2 million compared to $64.8 million at December 31, 1997, a decrease of $2.6 million. The decrease of $7.5 million in other liabilities was due mainly to the payment of the $4.00 per share special dividend which totaled $7.5 million. In order to provide for additional liquidity in light of the payment of the special dividend, the Company increased FHLB advances by $4.8 million.

Equity at June 30, 1998 was $22.8 million compared to $23.1 million at December 31, 1997, a decrease of $346,000, or 1.5%, due primarily to net earnings of $772,000 partially offset by a $36,000 decrease in the unrealized gain on securities available-for-sale, payment of regular dividends totaling $453,000, and treasury stock purchased at a cost of $794,000.

Comparison of Operating Results for the Three Months Ended June 30, 1998 and June 30, 1997.

General

Net earnings for the three months ended June 30, 1998 were $358,000, a decrease of $60,000, or 14.4%, from net earnings of $418,000 for the three months ended June 30, 1997. The decrease in net earnings is primarily due to the decrease in the net interest margin resulting from the payment of a special $4.00 per share dividend in January and the increased use of FHLB advances in an attempt to better leverage the Company's high capital ratio and provide additional liquidity to fund increased loan demand.

Interest Income

Interest income for the three months ended June 30, 1998 was $1.6 million compared to $1.5 million for the three months ended June 30, 1997, an increase of $100,000, or 6.8%. The increase in interest income was the result of a $4.2 million increase in the average balance of interest-earning assets primarily due to an increase in the average balance of loans receivable. The increase in the average balance was partially offset by a decrease in yield on new loan originations for the three months ended June 30, 1998. The decrease in loan yields was primarily the result of repayments on higher-yielding mortgages being replaced by lower-yielding mortgages as long term rates declined in general.

Interest Expense

Interest expense for the three months ended June 30, 1998 was $688,000 compared to $475,000 for the three months ended June 30, 1997, an increase of $213,000, or 44.8%. The increase in interest expense was primarily due to the addition of $14.1 million in FHLB advances, as well as an increase in the Bank's cost of deposits. The increase in the cost of deposits was primarily due to a decrease in lower-yielding passbook balances..

Provision for Loan Losses

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
The Bank's provision for loan losses was zero for the three months ended June 30, 1998 and 1997. At June 30, 1998, the Bank's allowance for loan losses totaled $179,000, or 0.4% of total loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended June 30, 1998 is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances over sixty days at June 30, 1998 decreased to $1.9 million compared to $2.0 million at December 31, 1997. Non-accruing loans at June 30, 1998 totaled $352,000 compared to $471,000 at December 31, 1997.

Noninterest Income

Noninterest income for the three months ended June 30, 1998 was $34,000 compared to $8,000 for the three months ended June 30, 1997. The increase was primarily due to a net gain of $16,000 on the sale of a company vehicle as well as a net loss of $9,000 on sales of securities in 1997.

Noninterest Expense

Noninterest expense was $378,000 for the three months ended June 30, 1998 compared to $345,000 for the three months ended June 30, 1997, an increase of $33,000. The increase was primarily a result of a $22,000 increase in compensation and benefits, including the implementation of the Company's Recognition and Retention Plan, and an increase of $19,000 in other expenses used to grow the loan portfolio, partially offset by a decrease in professional fees of $10,000.

Income Taxes

Income taxes were $199,000 for the three months ended June 30, 1998 compared to $259,000 for the three months ended June 30, 1997, a decrease of $60,000, or 23.2%. The decrease was primarily a result of a $120,000 decrease in pretax earnings.

Comparison of Operating Results for the Six Months Ended June 30, 1998 and June 30, 1997.

General

Net earnings for the six months ended June 30, 1998 were $772,000, a decrease of $76,000, or 9.0%, from net earnings of $848,000 for the six months ended June 30, 1997. The decrease in net earnings is primarily due to the decrease in the ratio of interest earning assets to interest bearing liabilities resulting from the payment of a special $4.00 per share dividend in January and the increased use of FHLB advances in an attempt to better leverage the Company's high capital ratio.

Interest Income

Interest income for the six months ended June 30, 1998 was $3.2 million compared to $2.9 million for the six months ended June 30, 1997, an increase of $325,000, or 11.3%. The increase in interest income was the result of a $4.8 million increase in the average balance of interest-earning assets primarily due to an increase in the average balance of loans receivable. The increase in the average balance was partially offset by a decrease in yield on new loan originations

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

for the three months ended June 30, 1998. The decrease in loan yields was primarily the result of repayments on higher-yielding mortgages being replaced by lower-yielding mortgages as long term rates declined in general.

Interest Expense

Interest expense for the six months ended June 30, 1998 was $1.3 million compared to $899,000 for the six months ended June 30, 1997, an increase of $444,000, or 49.4%. The increase in interest expense was primarily due to a $14.1 million increase in FHLB advances. A $700,000 decrease in the average balance of interest-bearing deposit for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 was partially offset by an increase in the average cost of funds for deposits. The increase in the cost of funds was primarily due to a decrease in lower-yielding passbook balances.

Provision for Loan Losses

The Bank's provision for loan losses was zero for the six months ended June 30, 1998 and 1997. At June 30, 1998, the Bank's allowance for loan losses totaled $179,000, or 0.4% of total loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the six months ended June 30, 1998 is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances over sixty days at June 30, 1998 decreased to $1.9 million compared to $2.0 million at December 31, 1997. Non-accruing loans at June 30, 1998 totaled $352,000 compared to $471,000 at December 31, 1997.

Noninterest Income

Noninterest income for the six months ended June 30, 1998 was $69,000 compared to $32,000 for the six months ended June 30, 1998. The increase was primarily a result of a net gain of $23,000 on sales of securities and a net gain of $16,000 on the sale of a company vehicle in 1998.

Noninterest Expense

Noninterest expense was $723,000 for the six months ended June 30, 1998 compared to $625,000 for the six months ended June 30, 1997, an increase of $98,000. The increase was primarily a result of an $84,000 increase in compensation and benefits, including the implementation of the Company's Recognition and Retention Plan, and an increase of $30,000 in other expenses used to grow the loan portfolio, offset in part by a $16,000 decrease in professional fees.

Income Taxes

Income taxes were $424,000 for the six months ended June 30, 1998 compared to $528,000 for the six months ended June 30, 1997, a decrease of $104,000, or 19.7%. The decrease was primarily a result of a $180,000 decrease in pretax earnings.

Asset/Liability Management

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Board of Directors meets at least quarterly to review the Company's interest rate risk position and profitability. The Board of Directors also reviews the Company's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Company's objectives in the most effective manner. In addition, the Board anticipates reviewing on a quarterly basis the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios. Interest rate risk information as of June 30, 1998 was not yet available at the time of this filing; however, management estimates that there has not been a material change from the December 31, 1997 presentation, which is discussed below.

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

Management has taken a number of steps to limit to some extent its interest rate risk. First, the Company focuses its fixed rate loan originations on loans with maturities of 15 years or less. At June 30, 1998, $34.2 million or 92.6% of the Company's one- to four family residential loan portfolio consisted of fixed rate loans having original terms to maturity of 15 years or less. Second, the Company offers balloon loans of 10 years or less in an attempt to decrease its asset/liability mismatch. Third, the Company maintains a portfolio of securities and liquid assets with weighted average lives of three years or less. At June 30, 1998, the Company had $25.0 million of securities with a remaining average life of 9.29 years. Fourth, the Company has maintained a mortgage-backed securities portfolio with adjustable-rates. At June 30, 1998, adjustable rate mortgage-backed securities totaled $5.8 million which represented 7.10% of interest-earning assets. Fifth, the Company has attempted to reinvest the proceeds of most of its borrowings into assets with maturities which are anticipated to be similar to those of its borrowings. Finally, a substantial proportion of the Company's liabilities consists of passbook savings accounts which are believed by management to be somewhat less sensitive to interest rate changes than certificate accounts.

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

Change in Interest
       Rates          Estimated        Ratio of NPV             Estimated Increase
  (Basis Points)        NPV                to                   (Decrease) in NPV
  -------------        Amount          Total Assets          Amount           Percent
                       ------          ------------          ------           -------

       +400           $14,271               18%             ($8,611)           (38)%
       +300            16,443               21               (6,439)           (28)
       +200            18,792               24               (4,090)           (18)
       +100            21,087               27               (1,795)            (8)
         --            22,882               29                   --             --
       -100            24,658               31                1,776              8
       -200            26,318               34                3,436             15
       -300            28,216               36                5,334             23
       -400            30,508               39                7,626             33

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

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Year 2000

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

Safe Harbor Statement

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purpose of these safe harbor provisions. Forward-looking statements, which are based on certain assumption and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project"" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative / regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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

          The Company's annual meeting of stockholders was held on April 22, 1998. At the meeting, Lorraine G Ptak and Edward Wolak were elected for terms to expire in 2001. The votes cast for and withheld from each such director were as follows:

          Director                For       Withheld/Abstain    Broker Non-Votes
          --------                ---       ----------------    ----------------
          Lorraine G Ptak      1,706,756         42,302                 0
          Edward Wolak         1,706,756         42,302                 0

          Also at the annual meeting, a proposal to ratify the appointment of Crowe, Chizek and Company, LLP as independent auditors for the fiscal year ending December 31, 1998 was approved. The votes cast for and against this proposal, and the number of abstentions and broker non-votes with respect to the proposal, was as follows

          Approval of Crowe, Chizek and Company, LLP as independent auditors for the fiscal year ending December 31, 1998

             For          Against        Abstentions        Broker Non-Votes
             ---          -------        -----------        ----------------
          1,718,932       20,676            9,450                   0

Item 5.   Other information
          None
Item 6.   Exhibits and Reports on Form 8-K
          a. None
          b. None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PS FINANCIAL, INC.
                                  (Registrant)


                                             -----------------------------------
Date: August 14, 1998                            By: /s/Kimberly Rooney
                                             -----------------------------------
                                                 Kimberly Rooney
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

Date: August 14, 1998                         By: /s/Jeffrey Przybyl
                                    --------------------------------------------
                                                 Jeffrey Przybyl
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)