Form 10QSB
period 1998-09-30
PS FINANCIAL INC
filed 1998-11-16
CIK 1021575

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [x] Quarterly Report pursuant to Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1998

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

        Yes _X_                 No (First Filing Pursuant to Rule 15d-13(a)) ___


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class:                                   SHARES OUTSTANDING at November 15, 1998
------                                   ---------------------------------------
Common Stock, $.01 par value                          1,850,509

                               PS Financial, Inc.

                                   Form 10-QSB

                 Three and Nine Months Ended September 30, 1998

                                                                                                   Page
                                                                                                   ----
PART I - Financial Information

  Item 1 - FINANCIAL STATEMENTS
           Condensed Consolidated Statements of Financial Condition at September 30, 1998 and        3
               December 31, 1997
           Condensed Consolidated Statements of Income for the three months and nine months ended    4
               September 30, 1998 and 1997
           Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine         5
               months ended September 30, 1998 and 1997
           Condensed Consolidated Statements of Cash Flows for the nine months ended September       6
               30, 1998 and 1997
           Notes to the Condensed Consolidated Financial Statements as of September 30, 1998         8
  Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    10
  Item 3 - Quantitative and Qualititave Disclosure About Market Risk                                14

PART II - Other Information

  Item 1 - Legal Proceedings                                                                        18
  Item 2 - Changes in Securities                                                                    18
  Item 3 - Defaults Upon Senior Securities                                                          18
  Item 4 - Submission of Matters to a Vote of Security Holders                                      18
  Item 5 - Other Information                                                                        18
  Item 6 - Exhibits and Reports on Form 8-K                                                         18

SIGNATURES                                                                                          19

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    September 30, 1998 and December 31, 1997
                  (Dollars in thousands, expect per share data)

                                                                              September 30,   December 31,
                                                                                  1998            1997
                                                                              -------------   ------------
ASSETS
Cash on hand and in banks ...................................................   $     297      $     440
Interest-bearing deposit accounts in other  financial institutions ..........       8,516          5,850
                                                                                ---------      ---------
         Total cash and cash equivalents ....................................       8,813          6,290

Interest-bearing term deposits in other financial  institutions .............         157            209
Securities available-for-sale ...............................................      27,340         33,459
Mortgage-backed securities available-for-sale ...............................       8,084          8,095
Loans receivable, net .......................................................      53,094         37,167
Federal Home Loan Bank stock ................................................       1,319            700
Premises and equipment, net .................................................         436            458
Accrued interest receivable .................................................         752            801
Other assets ................................................................         181            743
                                                                                ---------      ---------
Total assets ................................................................   $ 100,176      $  87,922
                                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
         Deposits ...........................................................   $  51,211      $  41,275
         FHLB Advances ......................................................      25,147         13,750
         Advances from borrowers for taxes and insurance ....................         918            498
         Accrued interest payable and other liabilities .....................         534          1,761
         Dividends payable ..................................................          --          7,529
                                                                                ---------      ---------
                  Total liabilities .........................................      77,810         64,813

Stockholders' Equity
         Common stock $0.01 par value per share, 2,500,000 shares authorized;
              1,947,904 and 2,050,429 issued and outstanding respectively              22             22
         Additional paid-in capital .........................................      21,637         21,602
         Retained earnings, substantially restricted ........................       5,984          5,518
         Unearned ESOP shares ...............................................      (1,101)        (1,173)
         Unearned stock awards ..............................................        (983)        (1,117)
         Treasury stock, at cost, 234,221 and 131,696 shares respectively ...      (3,310)        (1,896)
         Net unrealized gain on securities available-for-sale, net of tax ...         117            153
                                                                                ---------      ---------
                  Total Stockholders' equity ................................      22,366         23,109
                                                                                ---------      ---------
                           Total liabilities and Stockholders' equity .......   $ 100,176      $  87,922
                                                                                =========      =========

                                                           PS FINANCIAL, INC.
                                                            CHICAGO, ILLINOIS
                                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              (Dollars in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Nine months Ended                  Three months ended
                                                                          September 30,                       September 30,
                                                                     1998             1997               1998              1997
                                                                 -----------       -----------        -----------        -----------
Interest income
    Loans                                                        $     2,907       $     2,447        $     1,056        $       828
    Securities                                                         1,361             1,442                398                569
    Mortgage-backed securities                                           465               419                163                152
    Other                                                                231               145                154                 35
                                                                 -----------       -----------        -----------        -----------
            Total interest income                                      4,964             4,453              1,771              1,584

Interest expense
    Deposits                                                           1,346             1,299                482                440
    Other borrowings                                                     849               156                370                116
                                                                 -----------       -----------        -----------        -----------
            Total interest expense                                     2,195             1,455                852                556
                                                                 -----------       -----------        -----------        -----------

Net interest income                                                    2,769             2,998                919              1,028

Provision for loan losses                                                 40                 0                 40                  0
                                                                 -----------       -----------        -----------        -----------
                                                                                                      -----------        -----------

Net interest income after provision for loan                           2,729             2,998                879              1,028

Noninterest income
    Net gain (loss) on sale of securities                                 22                (1)                (1)                 2
    Other                                                                 71                51                 25                 17
                                                                 -----------       -----------        -----------        -----------
            Total noninterest income                                      93                50                 24                 19

Noninterest expense
    Compensation and benefits                                            709               532                263                170
    Occupancy and equipment expense                                       90                97                 30                 32
    Data processing                                                       45                40                 15                 15
    Federal insurance premiums                                            20                20                  7                  7
    Professional Fees                                                     69                79                 19                 14
    Other                                                                185               148                 61                 53
                                                                 -----------       -----------        -----------        -----------
            Total noninterest expense                                  1,118               916                395                291
                                                                 -----------       -----------        -----------        -----------

Income before income tax expense                                       1,704             2,132                508                756
Income tax expense                                                       572               866                148                338
                                                                 -----------       -----------        -----------        -----------

Net income                                                       $     1,132       $     1,266        $       360        $       418
                                                                 ===========       ===========        ===========        ===========
Earnings per share                                               $      0.61       $      0.64        $      0.20        $      0.21
                                                                 ===========       ===========        ===========        ===========
Average shares outstanding                                         1,848,945         1,990,291          1,815,776          1,951,686
                                                                 ===========       ===========        ===========        ===========

                                                    PS FINANCIAL, INC.
                                                    CHICAGO, ILLINOIS
                           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      (Dollars in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
Nine months Ended September 30                                                1998                            1997
------------------------------------------------------------------------------------------------------------------------------------
Common Shares
Balance at beginning of year                                                $     22                        $     22
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30                                                     $     22                        $     22
------------------------------------------------------------------------------------------------------------------------------------
Additional Paid-In Capital
Balance at beginning of year                                                $ 21,602                        $ 21,170
Change in additional paid in capital                                              35                             (56)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30                                                     $ 21,637                        $ 21,114
------------------------------------------------------------------------------------------------------------------------------------
Retained Earnings, Substantially Restricted
Balance at beginning of year                                                $  5,518                        $ 12,669
Net income for the period                                                      1,132        $  1,132           1,266        $  1,266
Dividends declared                                                              (666)                           (346)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30                                                     $  5,984                        $ 13,589
------------------------------------------------------------------------------------------------------------------------------------
Unearned ESOP Shares
Balance at beginning of year                                                $ (1,173)                       $ (1,691)
Change in unearned ESOP shares                                                    72                               0
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30                                                     $ (1,101)                       $ (1,691)
------------------------------------------------------------------------------------------------------------------------------------
Unearned RRP Shares
Balance at beginning of year                                                $ (1,117)                       $      0
Change in RRP shares                                                             134                          (1,162)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30                                                     $   (983)                       $ (1,162)
------------------------------------------------------------------------------------------------------------------------------------
Treasury Stock
Balance at beginning of year                                                  (1,896)                              0
Change in Treasury Stock                                                      (1,414)                             (7)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30                                                     $ (3,310)                       $     (7)
------------------------------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on securities available-for-sale
Balance at beginning of year                                                $    153                        $    (23)
Change in unrealized gain (loss) on securities                                   (36)            (36)            143             143
available-for-sale net of tax
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30                                                     $    117                        $    120
------------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                  $ 22,366                        $ 31,985
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                        $  1,096                        $  1,409
------------------------------------------------------------------------------------------------------------------------------------

                                                   PS FINANCIAL, INC.
                                                   CHICAGO, ILLINOIS
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Nine months ended
                                                                                                               September 30,
                                                                                                           1998              1997
                                                                                                         --------          --------
Cash flows from operating activities
         Net income                                                                                      $  1,132          $  1,266
         Adjustments to reconcile net income to net cash from
              operating activities
             Depreciation                                                                                      36                37
             Provision for loan loss                                                                           40                 0
             Amortization of premiums and discounts on investment
                  and mortgage-backed securities, net                                                          10                (5)
             Net gain on sales of securities available-for-sale                                               (22)                1
             RRP expense                                                                                      134                60
             ESOP expense                                                                                     107                 0
             Change in
                  Deferred loan origination fees                                                              (60)              (40)
                  Accrued interest receivable and other assets                                                611              (199)
                  Other liabilities and deferred income taxes                                              (1,206)              286
                                                                                                         --------          --------
                       Net cash provided by operating activities                                              782             1,406

Cash flows from investing activities
         Proceeds from sale of securities available-for-sale                                                3,500            10,485
         Proceeds from sale of mortgage-backed securities available-for-sale                                1,102             1,014
         Purchase of Federal Home Loan Bank Stock                                                            (619)              (88)
         Proceeds from repayment of securities available-for-sale                                           1,864               823
         Proceeds from maturities of securities available-for-sale                                         15,000             5,250
         Proceeds from maturities of equity securities                                                        205                 0
         Purchase of securities available-for-sale                                                         (8,300)          (25,847)
         Purchase of mortgage-backed securities available-for-sale                                         (3,014)           (6,209)
         Purchase of equity securities available-for-sale                                                  (4,272)                0
         Net decrease in interest-bearing term deposits in other financial
              institutions                                                                                     52                89
         Net change in loans                                                                              (15,907)              539
         Capital expenditures, net                                                                            (14)              (40)
                                                                                                         --------          --------
             Net cash used in investing activities                                                        (10,403)          (13,984)

Cash flows from financing activities
         Net increase (decrease) in deposits                                                                9,936              (888)
         Dividends Paid                                                                                    (8,195)             (346)
         Borrowings from FHLB                                                                              11,397             8,500
         Purchase of Treasury Stock                                                                        (1,414)           (1,285)
         Net change in advance payments by borrowers for insurance and taxes                                  420              (236)
                                                                                                         --------          --------
             Net cash provided by (used in) financing activities                                           12,144             5,745

Change in cash and cash equivalents                                                                         2,523            (6,833)

Cash and cash equivalents at beginning of period                                                            6,290             8,758
                                                                                                         --------          --------

Cash and cash equivalents at end of period                                                               $  8,813          $  1,925
                                                                                                         ========          ========

Supplemental disclosure of cash flow information
             Cash paid during the period for
                       Interest                                                                          $  2,071          $  1,445
                       Income taxes                                                                           870               676

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of PS Financial, Inc. as of September 30, 1998 and December 31, 1997, and the results of its operations for the three month and nine month periods ended September 30, 1998 and 1997.

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

NOTE 3 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet two separate capital requirements. The following is a summary of the Bank's regulatory capital at September 30, 1998.

                                                           Core       Risk based
                                                          Capital      Capital
                                                          -------      -------
                                                             (In thousands)
Regulatory capital                                        $15,399      $15,623

Minimum capital requirement                                 3,819        3,469
                                                          -------      -------

Excess regulatory capital over minimum  requirement       $11,580      $12,154
                                                          =======      =======

NOTE 4 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators for earnings per common share computations for the three months and nine months ended September 30, 1998 and 1997 is presented below.

                                                                              Nine months Ended               Three Months Ended
                                                                                September 30,                    September 30,
                                                                            1998            1997             1998            1997
                                                                         ----------      -----------      ----------      ----------
Basic Earnings Per Share
     Net income                                                          $1,132,288      $ 1,266,521      $  360,723      $  418,676
                                                                         ==========      ===========      ==========      ==========
     Weighted average common shares outstanding                           1,848,945        1,990,291       1,815,776       1,951,686
                                                                         ==========      ===========      ==========      ==========
         Basic Earnings Per Share                                        $     0.61      $      0.64      $     0.20      $     0.21
                                                                         ==========      ===========      ==========      ==========

Earnings Per Share Assuming Dilution
     Net income                                                          $1,132,288      $ 1,266,521      $  360,723      $  418,676
                                                                         ==========      ===========      ==========      ==========
     Weighted average common shares outstanding                           1,848,945        1,990,291       1,815,776       1,951,686
     Add dilutive effect of assumed exercises
         Incentive stock options                                             33,938               --          12,436          14,788
         Stock awards                                                           206               --              --              --
     Weighted average common and dilutive                                 1,883,089        1,990,291       1,828,212       1,966,474
                                                                         ==========      ===========      ==========      ==========
              Diluted Earnings Per Share                                 $     0.60      $      0.64      $     0.20      $     0.21
                                                                         ==========      ===========      ==========      ==========

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comparison of Financial Condition at September 30, 1998 and December 31, 1997

Total assets increased $12.3 million from $87.9 million at December 31, 1997 to $100.2 million at September 30, 1998 due mainly to an increase in the loan portfolio of $15.9 million, funded by increases in FHLB advances of $13.4 million and deposits of $9.9 million, partially offset by the payment of the special dividend of $7.5 million in January 1998.

The Company's net loans receivable increased by $15.9 million from $37.2 million at December 31, 1997 to $53.1 million at September 30, 1998. Cash and cash equivalents increased $2.5 million, from $6.3 million at December 31, 1997 to $8.8 million at September 30, 1998, while Equity securities increased $3.9 million, from $0 at December 31, 1997 to $3.9 million at September 30, 1998. These increases were mainly offset by a decrease in securities available-for-sale by $10.1 million, from $33.5 million at December 31, 1997 to $23.4 million at September 30, 1998.

In order to increase the size of the loan portfolio, the Company has utilized the services of an area mortgage broker who receives a fee for each mortgage originated for the Company. The broker serves the same market area as the Company, and the loans share the same characteristics of the Company's existing loans. Through September 30, 1998, the Company has originated $14.0 million loans through this broker.

Total liabilities at September 30, 1998 were $77.8 million compared to $64.8 million at December 31, 1997, an increase of $13.0 million. The decrease of $8.1 million in other liabilities was due mainly to the payment of the $4.00 per share special dividend which totaled $7.5 million. In order to provide for additional liquidity in light of the payment of the special dividend in January, 1998, and the increase in the loan portfolio, the Company increased FHLB advances by $13.4 million. In addition, deposits increased by $9.9 million during the period.

Total Stockholders' Equity at September 30, 1998 was $22.4 million compared to $23.1 million at December 31, 1997, a decrease of $743,000, or 3.2%, due primarily to net earnings of $1.1 million partially offset by a $36,000 decrease in the unrealized gain on securities available-for-sale, payment of regular dividends totaling $666,000, and treasury stock purchased at a cost of $1.4 million.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and September 30, 1997.

General

Net income for the three months ended September 30, 1998 was $360,000, a decrease of $58,000, or 13.9%, from net earnings of $418,000 for the three months ended September 30, 1997. The decrease in net income was primarily due to the decrease in the net interest margin resulting from the payment of a special $4.00 per share dividend in January, the increased use of FHLB advances in an attempt to better leverage the Company's high capital ratio and provide additional liquidity to fund increased loan demand, and an increase of $104,000 in noninterest expense.

Interest Income

Interest income for the three months ended September 30, 1998 was $1.8 million compared to $1.6 million for the three months ended September 30, 1997, an increase of $200,000, or 12.5%. The increase in interest income was the result of a $8.3 million increase in the average balance of interest-earning assets primarily due to an increase in the average balance of loans receivable. The increase in the average balance was partially offset by a decrease in yield on new loan originations for the three months ended September 30, 1998. The decrease in loan yields was primarily the result of repayments on higher-yielding mortgages being replaced by lower-yielding mortgages as long term rates declined in general.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Interest Expense

Interest expense for the three months ended September 30, 1998 was $852,000 compared to $556,000 for the three months ended September 30, 1997, an increase of $296,000, or 53.2%. The increase in interest expense was primarily due to the addition of $11.3 million in FHLB advances and an increase in deposits of $9.9 million used to fund the growing loan portfolio, as well as an increase in the Bank's cost of deposits. The increase in the cost of deposits was primarily due to a decrease in lower-yielding passbook balances and an increase in higher yielding time deposits.

Provision for Loan Losses

The Bank's provision for loan losses was $40,000 for the three months ended September 30, 1998 compared to zero for the three months ended September 30, 1997. The increase was primarily a result of increased non-performing loans of multi-family and commercial real estate loans and the general increase in the loan portfolio. In order to increase the size of the loan portfolio, the Company has utilized the services of an area mortgage broker who receives a fee for each mortgage originated for the Company. At September 30, 1998, the Bank's allowance for loan losses totaled $224,000, or 0.4% of total loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended September 30, 1997 was indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances over sixty days at September 30, 1998 decreased to $1.5 million compared to $2.0 million at December 31, 1997. Non-accruing loans at September 30, 1998 totaled $1.5 million compared to $471,000 at December 31, 1997, including one loan secured by a single family residence for $616,000 in which the Bank is currently working with the borrower to resolve the situation.

Noninterest Income

Noninterest income for the three months ended September 30, 1998 was $24,000 compared to $19,000 for the three months ended September 30, 1997. The increase was primarily due to increased late charges received on delinquent loans.

Noninterest Expense

Noninterest expense was $395,000 for the three months ended September 30, 1998 compared to $291,000 for the three months ended September 30, 1997, an increase of $104,000, or 35.7%. The increase was primarily a result of a $93,000 increase in compensation and benefits, including a severance payment of $40,000 upon the departure of an executive officer.

Income Taxes

Income taxes were $148,000 for the three months ended September 30, 1998 compared to $338,000 for the three months ended September 30, 1997, a decrease of $190,000, or 56.2%. The decrease was primarily a result of a $248,000 decrease in pretax earnings, and increased investment in federally tax-exempt municipal bonds.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comparison of Operating Results for the Nine months Ended September 30, 1998 and September 30, 1997.

General

Net income for the nine months ended September 30, 1998 was $1.1 million, a decrease of $200,000, or 15.4%, from net earnings of $1.3 million for the nine months ended September 30, 1997. The decrease in net income was primarily due to the decrease in net interest income reflecting a decrease in the ratio of interest earning assets to interest bearing liabilities resulting from the payment of a special $4.00 per share dividend in January, the increased use of FHLB advances in an attempt to better leverage the Company's high capital ratio, as well as the increase in deposits.

Interest Income

Interest income for the nine months ended September 30, 1998 was $5.0 million compared to $4.5 million for the nine months ended September 30, 1997, an increase of $500,000, or 11.1%. The increase in interest income was the result of a $6.5 million increase in the average balance of interest-earning assets primarily due to an increase in the average balance of loans receivable. The increase in the average balance was partially offset by a decrease in yield on new loan originations for the nine months ended September 30, 1998. The decrease in loan yields was primarily the result of repayments on higher-yielding mortgages being replaced by lower-yielding mortgages as long term rates declined in general.

Interest Expense

Interest expense for the nine months ended September 30, 1998 was $2.2 million compared to $1.5 million for the nine months ended September 30, 1997, an increase of $700,000, or 46.7%. The increase in interest expense was primarily due to a $11.3 million increase in FHLB advances, an increase of $9.3 million in deposits, as well as an increase in the average cost of funds for deposits. The increase in the cost of funds was primarily due to a decrease in lower-yielding passbook balances and an increase in higher yielding time deposits.

Provision for Loan Losses

The Bank's provision for loan losses was $40,000 for the three months ended September 30, 1998 compared to zero for the three months ended September 30, 1997. The increase was primarily a result of increased non-performing loans of multi-family and commercial real estate loans and the general increase in the loan portfolio. In order to increase the size of the loan portfolio, the Company has utilized the services of an area mortgage broker who receives a fee for each mortgage originated for the Company. The broker caters to the same clientele as the Company, and the loans share the same characteristics of the Company's existing loans. Through September 30, 1998, the Company has originated $14.0 million loans through this broker. At September 30, 1998, the Bank's allowance for loan losses totaled $224,000, or 0.4% of total loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended September 30, 1997 was indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances over sixty days at September 30, 1998 decreased to $1.5 million compared to $2.0 million at December 31, 1997. Non-accruing loans at September 30, 1998 totaled $1.5 million compared to $471,000 at December 31, 1997, including one loan secured by a single family residence for $616,000 in which the Bank is currently working with the borrower to resolve the situation.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Noninterest Income

Noninterest income for the nine months ended September 30, 1998 was $93,000 compared to $50,000 for the nine months ended September 30, 1998. The increase was primarily a result of a net gain of $22,000 on sales of securities and a net gain of $16,000 on the sale of a company vehicle in 1998.

Noninterest Expense

Noninterest expense was $1.1 million for the nine months ended September 30, 1998 compared to $916,000 for the nine months ended September 30, 1997, an increase of $184,000. The increase was primarily a result of an $177,000 increase in compensation and benefits, including the implementation of the Company's Recognition and Retention Plan and a severance payment of $40,000 upon the departure of an executive officer.

Income Taxes

Income taxes were $572,000 for the nine months ended September 30, 1998 compared to $866,000 for the nine months ended September 30, 1997, a decrease of $294,000, or 34.0%. The decrease was primarily a result of a $400,000 decrease in pretax earnings and increased income from tax-exempt municipal bonds.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            Quantitative and Qualitative Disclosure About Market Risk

--------------------------------------------------------------------------------

Asset/Liability Management

In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Board of Directors meets at least quarterly to review the Company's interest rate risk position and profitability. The Board of Directors also reviews the Company's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Company's objectives in the most effective manner. In addition, the Board anticipates reviewing on a quarterly basis the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios. Interest rate risk information as of September 30, 1998 was not yet available at the time of this filing; however, management estimates that there has not been a material change from the June 30, 1998 presentation, which is discussed below.

In managing its asset/liability mix, PS Financial, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, often places more emphasis on managing net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates. The Company's vulnerability to a change in interest rates has increased in 1998 due to a reduction in capital caused by the payment of the special dividend and the increase in long term fixed rate assets.

Management has taken a number of steps to limit to some extent its interest rate risk. First, the Company focuses its fixed rate loan originations on loans with maturities of 15 years or less. At September 30, 1998, $39.2 million or 96.8% of the Company's one-to four family residential loan portfolio consisted of fixed rate loans having original terms to maturity of 15 years or less. Second, the Company offers balloon loans of 10 years or less in an attempt to decrease its asset/liability mismatch. Third, the Company has maintained a mortgage-backed securities portfolio with adjustable-rates. At September 30, 1998, adjustable rate mortgage-backed securities totaled $5.4 million which represented 5.57% of interest-earning assets. Fourth, the Company has attempted to reinvest the proceeds of most of its borrowings into assets with maturities which are anticipated to be similar to those of its borrowings. Fifth, the Company has started to attract more term deposits to better match up with its assets. Finally, a substantial proportion of the Company's liabilities consists of passbook savings accounts which are believed by management to be somewhat less sensitive to interest rate changes than certificate accounts.

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

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            Quantitative and Qualitative Disclosure About Market Risk

--------------------------------------------------------------------------------

An approach used by management to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts.

The following table sets forth, at June 30, 1998, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-400 basis points, measured in 100 basis point increments).

Change in Interest
       Rates          Estimated     Ratio of NPV          Estimated Increase
  (Basis Points)         NPV             to               (Decrease) in NPV
------------------     Amount       Total Assets      Amount            Percent
                      ---------     -------------     ------            -------
       +400            $9,655           12.36%        ($9,767)          (50)%
       +300            12,070           14.93          (7,351)          (38)
       +200            14,579           17.42          (4,843)          (25)
       +100            17,080           19.74          (2,342)          (12)
        ---            19,421           21.76            ---             ---
       -100            21,978           23.84           2,557             13
       -200            24,689           25.90           5,268             27
       -300            27,703           28.05           8,282             43
       -400            31,005           30.24          11,583             60

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

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information". The statement establishes standards for the way that public business enterprises report information about operating segments and certain other information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS No. 131 on January 1, 1998 and required disclosures will be included beginning with the Company's 1998 Annual Report. The Company operates as a single segment.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposure to change in fair value, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amount excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. This Statement will have no effect on the Company.

Year 2000

As the year 2000 approaches, a significant business issue has emerged regarding how existing application software programs and operating systems can accommodate the date value for the year 2000. Many existing software application products, including software application products used by the Bank and its suppliers and customers, were designed to accommodate only a two-digit date value, which represents the year. For example, information relating to the year 1996 is stored in the system as "96". As a result, the year 1999 (i.e. "99") could be the maximum date value that these systems will be able to process accurately. In response to concerns about this issue, regulatory agencies have begun to monitor holding companies' and banks' readiness for the year 2000 as part of the regular examination process. The

Company presently believes that with modification to existing software, conversion to new software, and conversion to a new third party data processor, the year 2000 issue will not pose significant operational problems for the Company's computer systems or business operations. Implementation of the Company's plan to test in-house and out-sourced software has been underway since the first quarter of 1998. Testing of applications considered to be "mission critical" are scheduled for completion by second quarter of 1999. Total compliance of all systems is expected by management to be completed by the third quarter of 1999; management currently estimates that such compliance will cost $15,000. The team for the plan is responsible for the implementation of the plan and reports to the Company's Board of Directors on a quarterly basis until December 1998 and on a monthly basis thereafter until the plan is completed.
However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material adverse impact on the operations of the Company. In addition, there can be no assurance that unforeseen problems in the Company's computer systems, or the systems of third parties on which the Company's computers rely, will not have an adverse effect on the Company's systems or operations. Additionally, failure of the Bank's customers' to prepare for year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, thus inhibiting their ability to repay loans and adversely affecting the Bank's operations. The Company does not have sufficient information accumulated from customers of the Bank to enable the Company to assess the degree to which customers' operations are susceptible to potential problems relating to the year 2000 issue.

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

        a. Amended and restated By-laws

        b. None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PS FINANCIAL, INC.
                                  (Registrant)


                                    --------------------------------------------
Date: November 14, 1998                        By: /s/Kimberly Rooney
                                    --------------------------------------------
                                                   Kimberly Rooney
                                               Chief Executive Officer
                                            (Principal Executive Officer)

Date: November 14, 1998                        By: /s/Jeffrey Przybyl
                                    --------------------------------------------
                                                   Jeffrey Przybyl
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)