Form 10KSB
period 1998-12-31
PS FINANCIAL INC
filed 1999-03-31
CIK 1021575

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For  the  transition  period  from   ________________  to  ________________
   Commission File Number:

                               PS FINANCIAL, INC.
 ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                  36-4101473
--------------------------------     -------------------------------------------
(State or Other Jurisdiction           (I.R.S. Employer Identification Number)
of Incorporation or Organization

  4800 South Pulaski Road, Chicago, Illinois                   60632-4195
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                    (Zip Code)

       Registrant's telephone number, including area code: (773) 376-3800


           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
        YES [X] NO [ ].

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

        State issuers' revenues for its most recent fiscal year: $6.9 million

        As of March 22, 1999, the Registrant had 1,756,384 shares of Common Stock issued and outstanding.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of March 22, 1999, was $17.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 1998.

     Part III of Form 10-KSB - Portions of The Proxy Statement for Annual Meeting of Stockholders to be held in 1999.

PART I
------

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

General
        PS Financial, Inc. (the "Company"), a Delaware corporation, was organized to act as the holding company for Preferred Savings Bank ("Preferred Savings" or the "Bank") upon completion of the Company's conversion from the mutual to the stock form of organization (the "Conversion"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the Common Stock of the Bank to be outstanding upon completion of the Conversion. The Conversion was completed on November 26, 1996. All references to the Company, unless otherwise indicated, at or before November 26, 1996 refer to the Company and its subsidiary on a consolidated basis. The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market System under the symbol "PSFI."

        At December 31, 1998, the Company had total assets of $102.8 million, deposits of $55.4 million and stockholders' equity of $21.0 million. The executive offices of the Company are located at 4800 South Pulaski Road, Chicago, Illinois 60632, and its telephone number at that address is (773) 376-3800.

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

        The Company offers a variety of accounts having a range of interest rates and terms. The Company's deposits include savings accounts, checking accounts, money market accounts and certificate accounts with terms of six months to five years. In general, the Company solicits deposits only in its primary market area and does not accept brokered deposits. In 1998, in an effort to increase its deposit base, the Company began accepting larger term deposits from outside its primary market area.

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

Lending Activities
        General. The principal lending activity of the Company is originating for its portfolio fixed rate mortgage loans secured by one- to four-family residences located primarily in the Company's market area. To a much lesser extent, PS Financial also originates commercial real estate, multi-family and consumer loans in its market area. At December 31, 1998, the Company's total loans receivable, net totaled $56.8 million. See "- Originations and Purchases of Loans".

        Loan  Portfolio   Composition.   The  following  table  sets  forth  the
composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                             December 31,
                        ------------------------------------------------------------------------------------------
                              1998             1997             1996              1995              1994
                        ---------------- ----------------- ---------------- ------------------ -----------------
                        Amount   Percent   Amount  Percent  Amount  Percent   Amount   Percent   Amount  Percent
                        ------- -------- --------- ------- -------- ------- --------- -------- -------- --------
                                                          (Dollars in Thousands)
Real Estate Loans:
  One- to four-family   $44,297   77.10%   $29,129   77.07%  $26,998  73.72%  $25,858   73.44%  $24,711   73.62%
  Multi-Family            8,006   13.93      5,636   14.91     6,088  16.62     6,094   17.31     5,929   17.66
  Commercial              5,135    8.94      2,953    7.81     3,183   8.69     2,953    8.39     2,904    8.65
  Construction              ---     ---          67   0.18       336   0.92       286    0.81       ---     ---
                        -------  ------    -------  ------   ------- ------   -------  ------   -------   -----
   Total  real estate
    loans                57,438   99.97     37,785   99.97    36,605  99.95    35,191   99.95    33,544   99.93

Consumer Loans:
  Deposit Account            15    0.03         11    0.03        17   0.05        18    0.05        24    0.07
                        -------  ------    -------  ------   ------- ------   -------  ------   -------   -----
   Total loans           57,453  100.00%    37,796  100.00%   36,622 100.00%   35,209  100.00%   33,568  100.00%
                                 ======             ======           ======            ======            ======

Less:
  Deferred fees and
     discounts              373                443               493             548               542
  Allowance for loan
     losses                 258                186               186             136               136
                        -------            -------           -------         -------           -------
   Total loans          $56,822            $37,167           $35,943         $34,525           $32,890
                        =======            =======           =======         =======           =======
receivable, net

        The following table s hows the composition of the Company's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                 December 31,
                              ----------------------------------------------------------------------------------
                                    1998             1997            1996            1995             1994
                              -------------- ----------------- ---------------- --------------- ----------------
                              Amount Percent  Amount   Percent  Amount  Percent  Amount Percent  Amount  Percent
                                                             (Dollars in Thousands)
Fixed Rate Loans:
Real Estate
  One- to four-family          $44,297    77.10%  $29,129    77.07%   $26,998    73.72%  $25,858    73.44%   $24,711    73.62%
  Multi-family                   8,006    13.93     5,636    14.91      6,088    16.62     6,094    17.31      5,929    17.66
  Commercial                     5,135     8.94     2,953     7.81      3,183     8.69     2,953     8.39      2,904     8.65
                               -------   ------   -------   ------    -------   ------   -------   ------    -------   ------
   Total real estate loans      57,438    99.97    37,718    99.79     36,269    99.03    34,905    99.14     33,544    99.93
Consumer loans                      15     0.03        11     0.03         17     0.05        16     0.05         15     0.04
                               -------   ------   -------   ------    -------   ------   -------   ------    -------   ------
   Total fixed-rate loans       57,453   100.00    37,729    99.82     36,286    99.08    34,921    99.19     33,559    99.97

Adjustable-Rate Loans:
  Real estate - construction       ---      ---        67     0.18        336     0.92       286     0.81        ---      ---
  Consumer loans                   ---      ---       ---      ---        ---      ---         2      ---          9     0.03
                               -------   ------   -------   ------    -------   ------   -------   ------    -------   ------
 Total adjustable-rate loans       ---      ---        67     0.18        336     0.92       288     0.81          9     0.03
                               -------   ------   -------   ------    -------   ------   -------   ------    -------   ------
Total loans                     57,453   100.00%   37,796   100.00%    36,622   100.00%  35,209    100.00%   33,568    100.00%
                                         ======             ======              ======             ======              ======

Less:
  Deferred fees and discounts      373                443                 493                548                 542
  Allowance for loan losses        258                186                 186                136                 136
                                   ---                ---                 ---                ---                 ---
Total loans receivable, net    $56,822            $37,167             $35,943            $34,525             $32,890
                               =======            =======             =======            =======             =======


        The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at December 31, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                     Real Estate
                        -------------------------------------
                        One- to Four-Family     Multi-family       Commercial
                        ------------------- ----------------- ------------------
                                 Weighted           Weighted            Weighted
                                 Average            Average             Average
                         Amount   Rate       Amount  Rate       Amount   Rate
                        ------------------- ----------------- ------------------
    Due During                           (Dollars in Thousands)
  Period Ending
   December 31,
---------------------
1999                   $    78    8.60%    $   43    9.78%    $  121     11.00%
2000                       817    8.77         23    8.50        369      9.90
2001 and 2002              838    8.60        155    8.99        319      8.08
2003 to 2007            10,783    7.97      4,182    8.58      2,518       9.2
2008 to 2022            31,781    7.73      3,603    8.29      1,808      8.65
                       -------             ------             ------
                       $44,297    7.83%    $8,006    8.46%    $5,135      9.03%
                       =======             ======             ======




                                   Consumer                Total
                             ----------------------- -----------------------
         Due During                       Weighted               Weighted
       Period Ending                      Average                Average
        December 31,           Amount       Rate      Amount       Rate
---------------------------- ---------- ------------ ---------- -------------
1999                             $15         6.58%   $   257        9.81%
2000                               -           --      1,209        9.11
2001 and 2002                      -           --      1,312        8.52
2003 to 2007                       -           --     17,483        8.29
2008 to 2022                       -           --     37,192        7.83
                                 ---                 -------
Total                            $15         6.58%   $57,453        8.02%
                                 ===                 =======



        The total amount of loans due after December 31, 1999 which have predetermined interest rates is $57.2 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $0.

        Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1998, based on the above, the Bank's regulatory loans-to-one borrower limit was approximately $2.3 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. As of December 31, 1998, the largest dollar amount outstanding or committed to be lent to one borrower, or group of related borrowers, was five loans to one borrower totaling $761,000 secured by multi-family, commercial and one- to four-family real estate. The second largest group of loans outstanding to a group of related borrowers was three loans totaling $712,000 secured by multi-family and one- to four-family real estate. At December 31, 1998, these loans, except for one $369,000 loan on a commercial property consisting of nine stores and 11 apartments which was one month delinquent, were performing in accordance with their terms.

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

        One- to Four-Family Residential Real Estate Lending. The cornerstone of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. Historically, the Company focused on fixed rate loans with 15 year terms and 25 year amortization schedules. Substantially all of the Company's one- to four-family residential mortgage originations are secured by properties located in its market area. All mortgage loans originated by the Company are retained and serviced by it.

        As of December 31, 1998, $7.5 million or 17.0% of the Company's one- to four-family residential loan portfolio was secured by properties with two or more units. At that date, the average outstanding residential loan balance was approximately $82,000.

        The Company currently offers fixed-rate mortgage loans with maturities from 15 to 25 years and balloon loans with terms of up to 15 years with 25 year amortization schedules. Interest rates and fees charged on these fixed-rate loans are established on a regular basis according to market conditions. See "- Originations and Purchases of Loans".

        The Company also originates a limited number of loans secured by condominiums located in its market area. Condominium loans are made on substantially the same terms as one- to four-family loans. At December 31, 1998, the Company had $3.7 million of condominium loans.

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

        Multi-family and Commercial Real Estate Lending. In recognition of the many small apartment buildings and businesses in the Company's market area and in order to increase the interest rate sensitivity and yield of its loan portfolio and to complement residential lending opportunities, the Company has originated permanent multi-family and commercial real estate loans. At December 31, 1998, the Company had $5.1 million in commercial real estate loans, representing 8.9% of the total loan portfolio, and $8.0 million in multi-family loans, or 13.9% of the Company's total loan portfolio.

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

        The table below sets forth, by type of security property, the number and amount of the Company's multi-family and commercial real estate loans at December 31, 1998. Substantially all of the loans referred to in the table below are secured by properties located in the Company's market area.

                                                  Outstanding       Amount
                                     Number of     Principal    Non-Performing
                                       Loans        Balance      or of Concern
                                     --------- --------------- ----------------
                                               (Dollars in Thousands)
Commercial Real Estate
  Small business facilities              30         $4,118           $ -
  Office Buildings                        7          1,017             -
Multi-family                             45          8,006             -
                                         --          -----           ---
  Total multi-family and commercial      82        $13,141           $ -
  real estate loans                      ==        =======           ===


        At December 31, 1998, the Company's largest commercial real estate or multi-family loan outstanding totaled $369,000 and was secured by a 9 store and 11 unit apartment complex located in Berwyn, Illinois. At December 31, 1998, this property was one month delinquent.

        Multi-family and commercial real estate loans may present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. At December 31, 1998, there were no multi-family or commercial real estate loans delinquent 90 days or more.

        Construction Lending. The Company occasionally purchases participation interests in construction loans to builders or developers for the construction of small residential or commercial properties. Such properties are generally located in Illinois. At December 31, 1998, the Company had no construction loans outstanding.

        Consumer Lending. Federally chartered savings institutions may invest up to 35% of assets in consumer loans (including any investment in investment grade and commercial paper and corporate debt securities). The Company originates consumer loans secured by deposit accounts. At December 31, 1998, consumer loans totaled $15,000, or 0.03% of the Company's total loan portfolio. In order to increase the yield and interest rate sensitivity of its loan portfolio, management is also considering offering various types of home equity loans.

Originations and Purchases of Loans

        Real estate loans are originated by PS Financial's staff through referrals from existing customers or real estate agents. In order to increase the size of the loan portfolio, the Company has utilized the services of an area mortgage broker who receives a fee for each mortgage originated for the Company. The broker serves the same market area as the Company, and the loans share the same characteristics of the Company's existing loans. Through December 31, 1998, the Company originated $17.9 million loans through this broker.

        The Company's ability to originate loans is dependent upon customer demand for loans in its market and to a limited extent, various marketing efforts. Demand is affected by both the local economy and the interest rate environment. See "- Market Area". Under current policy, all loans originated by PS Financial are retained in the Company's portfolio.

        In the past, the Company has purchased participation interests in construction loans originated by a local financial institution. All such loans are secured. At December 31, 1998, the Company had no participation interests in construction loans. The Company intends to continue to purchase such loans in the future, subject to market conditions.

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

        The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.


                                                  Year Ended December 31,
                                            ----------------------------------
                                              1998    1997     1996     1995
                                            ----------------------------------
                                                       (In Thousands)
Originations by type:
 Real estate - one- to four-family          $22,733    8,207   $6,351   $5,162
             - multi-family                   4,314      460    2,678      821
             - commercial                     2,696      955    1,077    1,270
 Passbook                                        12        -       15        9
                                                 --        -       --        -
     Total loans originated                  29,755    9,622   10,121    7,262
                                            -------   ------   ------   ------

Purchases
 Real estate - construction                       0        8      574      551

Repayments
 Principal repayment                         10,098    8,456    9,282    6,172
 (Increase) decrease in other items, net(1)       2     (50)      (5)        6
                                            -------   ------   ------   ------
                                            $19,655   $1,224   $1,418   $1,635
                                            =======   ======   ======   ======

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

        Real estate acquired by PS Financial as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value less estimated selling costs. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized. In 1998, one commercial business property was acquired through foreclosure and subsequently sold.

        The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1998.


                                                           Loans Delinquent For:
                              ---------------------------------------------------------------------------------
                                      30-59 Days                 60-89 Days              90 Days and Over
                              ---------------------------------------------------------------------------------
                                                Percent                    Percent                    Percent
                                                of Loan                    of Loan                    of Loan
                              Number   Amount  Category  Number   Amount  Category  Number   Amount  Category
                              ---------------------------------------------------------------------------------
                                                           (Dollars in Thousands)
Real Estate:
    One- to Four-Family             9     $649    1.47%       3     $367   0.83%        7   $1,149   2.59%
    Multi-family                    -        -      --        -        -     --         -        -     --
    Commercial real estate          1      369    7.19        -        -     --         -        -     --
    Construction or                 -        -      --        -        -     --         -        -     --
development
    Consumer                        -        -      --        -        -     --         -        -     --
    Commercial Business             -        -      --        -        -     --         -        -     --

Consumer                            -        -      --        -        -     --         -        -     --
                                  ---   ------              ---     ----              ---   ------
        Total                      10   $1,018    1.77%       3     $367   0.64%        7   $1,149   2.00%
                                  ===   ======              ===     ====              ===   ======


                                   Total Delinquent Loans
                                 ----------------------------
                                     Percent
                                     of Loan
                                  Number  Amount   Category
                                 ----------------------------
Real Estate:
    One- to Four-Family                19  $2,165   4.89%
    Multi-family                        -       -     --
    Commercial real estate              1     369   7.19
    Construction or development         -       -     --
    Consumer                            -       -     --
    Commercial Business                 -       -     --

Consumer                                -       -     --
                                      ---  ------
        Total                          20  $2,534   4.41%
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

        On the basis of management's review of its assets, at December 31, 1998, the Company had classified a total of $823,000 of its loans consisting of one- to four-family residential real estate as follows:


                                     December 31, 1998
                                     -----------------
                                       (In Thousands)

     Substandard.....................      $823
     Doubtful........................       ---
     Loss............................       ---
                                          -----
          Total......................      $823
                                          =====


        At December 31, 1998, PS Financial's classified assets consist of the non-performing loans. As of the date hereof, these asset classifications are materially consistent with those of the OTS and FDIC. When loans are classified as a "loss," they are charged off against the loan loss allowance.

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


                                               December 31,
                               --------------------------------------------
                                1998     1997      1996      1995     1994
                                ----     ----      ----      ----     ----
                                         (Dollars in Thousands)
Non-accruing loans over
90 days delinquent:
    One- to four-family         $777     $264      $268       $775     $334
    Multi-family                   -        -         -          -        -
    Commercial real estate         -        -         -          -        -
    Commercial business            -      207         -          -        -
                                ----     ----      ----       ----     ----
        Total                    777      471       268        775      334
                                ----     ----      ----       ----     ----

Accruing loans delinquent
more than 90 days
                                  372     378        14          -        -
Foreclosed assets                   -       -         -          -        -
                                    -       -         -          -        -

Total non-performing
assets                         $1,149    $849      $282       $775     $334
                               ======    ====      ====       ====     ====
Total as a percentage of
total assets                     1.11%   0.97%     0.37%      1.45%    0.65%
                                 ====    ====      ====       ====     ====

        For the year ended December 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $70,000. The amounts that were included in interest income on such loans were $29,000.

        At December 31, 1998, the Company's non-accruing loans greater than 90 days included three loans secured by single-family real estate totaling $768,000. One loan, secured by a single-family home in Burr Ridge, IL, totaling $616,000, was resolved in the first quarter of 1999, with no loss of principal.

        Other Assets of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 1998, there were no loans or other assets with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

        The following table sets forth an analysis of the Company's allowance for loan losses.




                                                                  Year Ended December 31,
                                               --------------------------------------------------------------
                                                1998         1997          1996          1995           1994
                                               --------- ------------- ------------- ------------- ----------
                                                                   (Dollars in Thousands)

Balance at beginning of period                   $186          $186         $136           $136          $94
Charge-offs                                       (19)            -            -              -            -
Recoveries                                         11             -            -              -            -
                                                   --             -            -              -            -
Net charge-offs                                    (8)            -            -              -            -
Additions charged to operations                    80             -           50              -           42
                                                 ----          ----         ----           ----         ----
Balance at end of period                          258          $186         $186           $136         $136
                                                 ====          ====         ====           ====         ====

Ratio of net charge-offs during the period to
average loans outstanding during the period      0.00%         0.00%        0.00%          0.00%        0.00%
                                                 ====          ====         ====           ====         ====


Ratio of net charge-offs during the period
to average non-performing assets                 0.00%         0.00%        0.00%          0.00%        0.00%
                                                 ====          ====         ====           ====         ====


Ratio of allowance for loan losses to            0.45%         0.50%        0.51%          0.39%        0.41%
total loans                                      ====          ====         ====           ====         ====


The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:

                                                                  December 31,
                         ---------------------------------------------------------------------------------------------
                                      1998                           1997                          1996
                         -----------------------------  -----------------------------  -------------------------------
                                               Percent                        Percent                        Percent
                                              of Loans                       of Loans                        of Loans
                                      Loan     in Each               Loan     in Each              Loan      in Each
                         Amount of  Amounts   Category  Amount of  Amounts   Category  Amount of  Amounts    Category
                         Loan Loss     by     to Total  Loan Loss     by     to Total  Loan Loss     by      to Total
                         Allowance  Category    Loans   Allowance  Category    Loans   Allowance  Category    Loans
                         --------- ---------- --------  --------- --------- ---------  --------- --------- -----------
                                                               (In Thousands)
One- to four-family           $ 44   $44,297   77.10%     $ 30     $29,129     77.07%     $ 27     $26,998    73.72%
Multi-family                    24     8,006   13.93        15       5,636     14.91        15       6,088    16.62
Commercial real estate          12     5,135    8.94         7       2,953      7.81         8       3,183     8.69
Construction                     -         -      --         1          67      0.18         1         336     0.92
Consumer                         -        15    0.03         -          11      0.03         1          17     0.05
Unallocated                    178         -      --       133           -        --        134          -       --
                              ----   -------  ------      ----     -------    ------      ----     -------  -------
    Total                     $258   $57,453  100.00%     $186     $37,796    100.00%     $186     $36,622   100.00%
                              ====   =======  ======      ====     =======    ======      ====     =======  =======

                                                December 31,
                         ----------------------------------------------------------
                                     1995                         1994
                         --------------------------- ------------------------------
                                             Percent                      Percent
                                            of Loans                      of Loans
                                   Loan      in Each            Loan      in Each
                         Amount of Amounts  Category  Amount of Amounts   Category
                         Loan Loss    by    to Total  Loan Loss    by     to Total
                         Allowance Category   Loans   Allowance Category   Loans
                         --------- -------- -------- ---------- --------- ---------
                                               (In Thousands)
One- to four-family        $ 26     $25,858  73.44%     $ 25     $24,711     73.62%
Multi-family                 15       6,094  17.31        15       5,929     17.66
Commercial real estate        7       2,953   8.39         7       2,904      8.65
Construction                  1         286   0.81         -           -       ---
Consumer                      -          18   0.05         -          24      0.07
Unallocated                  87           -    ---        89           -       ---
                           ----     ------- ------      ----     -------   -------
    Total                  $136     $35,209 100.00%     $136     $33,568    100.00%
                           ====     ======= ======      ====     =======   =======

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

        Investment Activities

        General. PS Financial must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, PS Financial has maintained liquid assets at levels significantly above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 1998, the Bank's liquidity ratio for regulatory purposes was 36.2%.

        Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the Company's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. Prior to December 31, 1993, the Company recorded its investments in its investment securities portfolio at the lower of cost or current market value if held for sale or at amortized cost if held for investment. Unrealized declines in the market value of securities held to maturity were not reflected in the financial statements; however, unrealized losses in the market value of securities held for sale were recorded as a charge to current earnings. Effective December 31, 1993, PS Financial adopted SFAS 115. As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that PS Financial has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. At December 31, 1998, the Company had no securities which were classified as trading and no securities classified as held-to-maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings. At December 31, 1998, $27.6 million of securities and $11.4 million of mortgage-backed securities were classified as available-for-sale.

        Securities. In order to supplement loan volume, invest excess liquidity and increase holdings of short and medium term assets, the Company invests in liquidity investments and in high-quality investments, such as U.S. Treasury and agency obligations. At December 31, 1998 and December 31, 1997, the Company's securities portfolio totaled $27.6 million and $33.5 million, respectively. At December 31, 1998, the Company did not own any investment securities of a single issuer which exceeded 10% of the Company's retained earnings, other than U.S. government securities and federal agency obligations. See Note 2 of the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as
Exhibit 13 for additional information regarding the Company's securities portfolio.

        The following table sets forth the composition of the Company's securities and other interest-earning assets at the dates indicated.


                                                                December 31,
                                          ----------------------------------------------------------
                                                 1998                1997               1996
                                          ----------------- ------------------- --------------------
                                          Carrying    % of    Carrying   % of    Carrying   % of
                                           Value     Total     Value    Total     Value    Total
                                          --------- ------- ---------- -------- --------- ----------
Securities available-for-sale
    U.S. government securities             $     -    0.00%    $2,999    8.96%   $13,993   58.11%
    Federal agency obligations              14,951   54.18     30,460   91.04     10,087   41.89
    Equity Securities                        9,367   33.94          -       0          -       0
    Municipal securities                     3,278   11.88          -       0          -       0
                                           -------  ------     ------  ------    -------  ------
        Total securities                   $27,596  100.00%    33,459  100.00%   $24,080  100.00%
                                           =======  ======     ======  ======    ======= =======

Average remaining life of securities           13.12 yrs.          6.53 yrs.          3.19 yrs.

Other interest-earning assets:
    Interest-bearing deposits with other    $3,948   74.96%    6,059~   89.64%    $8,427   95.88%
banks
    Federal Home Loan Bank Stock             1,319   25.04        700   10.36          0    4.12
                                           -------  ------     ------  ------    -------  ------
        Total                               $5,267  100.00%    $6,759  100.00%    $8,789  100.00%
                                           =======  ======     ======  ======    =======  ======

        The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.


                                                          December 31, 1998
                         ------------------------------------------------------------------------------------
                          Less Than     1 to 5          5 to 10        Over
                            1 Year       Years           Years       10 Years        Total Securities
                         ----------- -------------- -------------- ------------- ----------------------------
                           Carrying    Carrying         Carrying      Carrying      Carrying    Fair Value
                             Value       Value            Value         Value        Value
                         ----------- -------------- -------------- ------------- ------------- --------------
                                                        (Dollars in Thousands)
U.S. government               $  -           $  -        $     -        $    -       $     -         $     -
securities
Federal agency                   -              -         14,951             -        14,951          14,951
securities
Municipal securities             -              -          2,188         7,179         9,367           9,367
Equity securities                -              -              -             -         3,278           3,278
                              ----           ----        -------        ------       -------         -------
Total investment
securities                    $  -           $  -        $17,139        $7,179       $27,596         $27,596
                              ====           ====        =======        ======       =======         =======
Weighted average yield           -%             -%          6.82%         6.72%         6.90%


        See Note 2 of the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13 for a discussion of the Company's securities portfolio.

     Mortgage-Backed Securities. In order to supplement loan and investment activities, the Company invests in mortgage-backed securities.

        Consistent with its asset/liability management strategy, at December 31, 1998, $9.0 million, or 79.6% of the Company's mortgage-backed securities have adjustable interest rates. For information regarding the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as
Exhibit 13.

        As of December 31, 1998, all of the mortgage-backed securities owned by the Company were issued, insured or guaranteed either directly or indirectly by a federal agency. As a result, the Company did not have any mortgage-backed securities in excess of 10% of retained earnings except for federal agency obligations.

        To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OTS, requires the Company to annually test its CMOs and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year, mortgage-backed, pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 which are classified as high risk at the time of purchase must be carried in the institution's trading account or as assets held for sale. At December 31, 1998, none of the Company's mortgage-backed securities were classified as "high-risk."

        The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.


                                                December 31,
                              --------------------------------------------------
                                   1998             1997             1996
                              --------------- ----------------  ----------------
Mortgage-backed securities    Carrying  % of   Carrying   % of  Carrying   % of
available for sale:           Value    Total   Value    Total   Value    Total
--------------------------    -------- ------ --------- ------  --------- ------
                                         (Dollars in Thousands)

GNMA                            3,053   26.89      566    6.99      662   14.08
FNMA                            4,757   41.90    3,704   45.76    1,736   36.92
FHLMC                           3,544   31.21    3,825   47.24    2,304   49.00
                              -------  ------   ------  ------   ------  ------
Total mortgage-backed
securities                    $11,354  100.00%  $8,095  100.00%  $4,702  100.00%
                              =======  ======   ======  ======   ======  ======

        The following table sets forth the contractual maturities of the Company's mortgage-backed securities at December 31, 1998.


                                                              Due In                December 31,
                                          -----------------------------------------    1998
                                          Less Than   1 to     5 to 10       Over    Amortized
                                            1 Year   5 Years    Years      10 Years    Cost
                                          ---------- -------- ---------- ---------- ------------
                                                             (In Thousands)
Federal Home Loan Mortgage Corporation      $   -    $   -      $767      $ 2,746    $ 3,513
Federal National Mortgage Association           -      497         -        4,259      4,756
Government National Mortgage Association        -        -         -        3,054      3,054
                                            -----     ----      ----      -------    -------
        Total                               $   -     $497      $767      $10,059    $11,323
                                            =====     ====      ====      =======    =======

        At December 31, 1998, the dollar amount of all mortgage-backed securities due after December 31, 1998, which had fixed interest rates and floating or adjustable rates totaled $2.3 million and $9.0 million, respectively.

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

        The following table shows mortgage-backed securities purchase, sale and repayment activities of the Company for the periods indicated.

                                       Year Ended December 31,
                                 -------------------------------------
                                 1998            1997            1996
                                 ----            ----            ----
                                           (In Thousands)
Purchases:
Adjustable-rate (1)              $7,215          $2,982          $   -
Fixed-rate (1)                        -           3,198          2,458
                                      -           -----          -----
Total purchases                   7,215           6,180          2,458

Sales:
Adjustable-rate (1)                   -           1,671          1,283
Fixed-rate (1)                    1,083               -              -
                                  -----               -              -
Total sales                       1,083           1,671          1,283

Repayments:
Principal repayments              2,787           1,186            673
Other increase (decrease)          (86)              70           (20)
                                   ----              --           ----
Net increase (decrease)          $3,259          $3,393           $482
                                 ======          ======           ====

Footnotes
(1)  Consists of pass-through securities.

Sources of Funds

        General. The Company's primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and funds provided from operations.

        Deposits. PS Financial offers deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of savings, money market, non-interest bearing checking, and various certificate accounts. The Company solicits deposits in its market area and, in an effort to increase its deposit base, the Company began accepting time deposits from outside its market area in 1998.

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

        The following table sets forth the savings flows at the Company during the periods indicated.



                                               Year Ended December 31,
                                  ----------------------------------------------
                                       1998            1997            1996
                                       ----            ----            ----
                                              (Dollars in Thousands)

Opening balance                        $41,275         $42,203        $41,047
Deposits                                45,699          33,220         51,120
Withdrawals                           (33,662)        (35,634)       (51,599)
Interest Credited                        2,117           1,486          1,635
                                         -----           -----          -----
Ending balance                         $55,429         $41,275        $42,203
                                       =======         =======        =======
Net increase (decrease)                $14,154          ($928)         $1,156
                                       =======          ======         ======
Percent increase (decrease)              34.29 %        (2.20) %         2.82 %
                                         -----          ------           ----

        The following table sets forth the dollar amount of savings deposits and the various types of deposit programs offered by the Company as of the dates indicated.


                                                         December 31,
                                  ---------------------------------------------------------
                                         1998                1997                1996
                                  ----------------- -------------------- ------------------
                                            Percent             Percent             Percent
                                  Amount   of Total   Amount   of Total    Amount  of Total
                                  ------- --------- ---------- --------- -------- ---------
                                                    (Dollars in Thousands)
Transactions and Savings Deposits
Savings Accounts - 3.00% (1)      $19,577   35.33%    $18,799    45.55%    $20,492  48.56%
Transaction Accounts  - 0.00% (1)     156    0.28          24     0.05           -      -
Money Market Accounts - 3.25% (1)   1,477    2.66       1,575     3.82       1,495   3.54
                                    -----    ----       -----     ----       -----   ----
Total Non-Certificates             21,210   38.27      20,398    49.42      21,987  52.10
                                   ------   -----      ------    -----      ------  -----

Certificates
    4.00 - 5.99%                   33,708   60.81      19,856    48.11      19,231  45.57
    6.00 - 7.99%                      511    0.92       1,021     2.47         985   2.33
                                      ---    ----       -----     ----         ---   ----
Total Certificates                 34,219   61.73      20,877    50.58      20,216  47.90
                                   ------   -----      ------    -----      ------  -----
Total Deposits                    $55,429  100.00%    $41,275   100.00%    $42,203 100.00%
                                  ======= =======     ======= = ======     ======= ======


Footnotes
(1)  At December 31, 1998.

        The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1998.



                  Less Than    1 to 2     2 to 3     3 to 4    4 to 5
                    1 Year      Years     Years      Years      Years    Total
                 ---------------------------------------------------------------
                                       (Dollars in Thousands)
4.00 - 4.99%      $ 7,007      $  264    $   40       $  -      $ 13     $ 7,324
5.00 - 5.99%       19,733       4,354     1,704        173       420      26,384
6.00 - 6.99%           68         165       156         28         -         417
7.00 - 7.99%            -          94         -          -         -          94
                        -          --         -          -         -          --
                  $26,808      $4,877    $1,900       $201      $433     $34,219
                  =======      ======    ======       ====      ====     =======



        The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1998.


                                                    Maturity
                                ----------------------------------------------
                                            Over      Over
                                 3 Months  3 to 6    6 to 12   Over
                                 or Less   Months    Months  12 Months  Total
                                --------- -------- --------- --------- -------
Certificates of deposit of
less than $100,000               $8,503    $6,647   $9,208    $6,600   $30,958
Certificates of deposit of
$100,000 or more                    704       640    1,106       811     3,261
                                    ---       ---    -----       ---     -----
Total certificates of deposit    $9,207    $7,287  $10,314    $7,411   $34,219
                                 ======    ======  =======    ======   =======

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

        The following table set forth the maximum month-end balance and average balance of FHLB advances as of the dates indicated.

                                             December 31,
                    ------------------------------------------------------------
                       1998          1997         1996        1995         1994
                    ------------------------------------------------------------
                                      (Dollars in Thousands)
Maximum Balance
  FHLB Advances      $23,764       $13,750          -           -            -
Average Balance:
  FHLB Advances      $20,154        $5,673          -           -            -
Weighted average
interest rate of
  FHLB Advances        5.48%         6.05%          - %         - %          - %

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

        At December 31, 1998, PS Financial had one wholly owned service corporation, Preferred Service Corporation (the "Subsidiary"). The Subsidiary, an Illinois corporation, was incorporated in 1969 and sells casualty, disability and credit life insurance on an agency basis.

        The Subsidiary had nominal net income for the year ended December 31, 1998. At December 31, 1998, PS Financial's investment in the Subsidiary totaled $5,129.

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

Employees

        At December 31, 1998, the Company had a total of 15 full-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

Federal Regulation of Savings Associations

        The OTS has extensive authority over the operations of savings associations. As part of this authority, PS Financial is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. Prior to its conversion to a federal charter in August 1996, the Company was examined and filed periodic reports with the Illinois Office of Banks. The last regular Illinois Office of Banks, OTS and FDIC examinations of Ps financial were as of May 1994, November 1998, August 1995, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Ps financial to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS.

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

        The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1998, the Bank's lending limit under this restriction was $2.3 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

        In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 provided no savings associations then exist. The special assessment rate was established at .657% of deposits and the assessment was paid in November 1996. Based on Preferred Savings' level of SAIF deposits at March 31, 1995, Preferred Savings' assessment was approximately $245,000 on a pre-tax basis. This special assessment significantly increased noninterest expense and adversely affected the Company's results of operations for the year ended December 31, 1997.

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

Regulatory Capital Requirements

        Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

        The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1998, the Bank did not have any intangible assets recorded as assets on its financial statements.

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

        At December 31, 1998, the Bank had tangible capital of $15.2 million, or 15.4% of adjusted total assets, which is approximately $13.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

        The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1998, the Bank had no intangibles which were subject to these tests.

        At December 31, 1998, the Bank had core capital equal to $15.2 million, or 15.4% of adjusted total assets, which is $11.2 million above the minimum leverage ratio requirement of 3% as in effect on that date.

        The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1998, the Bank had $258,000 of general loss reserves that qualify as supplementary capital, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. PS Financial had no such exclusions from capital and assets at December 31, 1998.

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

        The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. Based upon its capital level and assets size at December 31, 1998, PS Financial would qualify for an exemption from the requirement.

        On December 31, 1998, the Bank had total capital of $15.4 million (including $15.2 million in core capital and $258,000 in qualifying supplementary capital) and risk-weighted assets of $49.1 million; or total capital of 31.4% of risk-weighted assets. This amount was $11.5 million above the 8% requirement in effect on that date.

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

        The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability and the value of the Common Stock purchased in the Conversion. Holding Company stockholders do not have preemptive rights, and therefore, if the Holding Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Holding Company of those persons purchasing shares in the Conversion.

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

        Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

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

Liquidity

        All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

        In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1998, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 36.2% and a short-term liquid assets ratio of 35.8%.

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

Qualified Thrift Lender Test

        All savings associations, including PS Financial, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1998, the Bank met the test with 89.2% of its portfolio assets in qualified thrift investments and has always met the test since its effectiveness.

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

        If PS Financial fails the QTL test, the Holding Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Holding Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "Qualified Thrift Lender Test."

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

Federal Reserve System

        The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1998, PS Financial was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

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

        As a member, PS Financial is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1998, PS Financial had $1.3 million in FHLB stock, which was in compliance with this requirement. In past years, PS Financial has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.56% and were 6.64% for calendar year 1998. As a result of their holdings, the Company could borrow up to $26.4 million from the FHLB.

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

        For the year ended December 31, 1998, dividends paid by the FHLB of Chicago to Ps financial totaled $71,318, which constitute a $40,855 increase from the amount of dividends received in calendar year 1996.

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

        To the extent earnings appropriated to a savings association's bad debt reserves for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1995, PS Financial's Excess for tax purposes totaled approximately $1.5 million.

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

Executive Officers of the Holding Company and the Bank Who Are Not Directors

        Jeffrey  Przybyl,  age 33.  Mr.  Przybyl is  currently  serving as Chief
Financial Officer of the Company and the Bank, a position he has held since 1993. As Chief Financial Officer, Mr. Przybyl is responsible for overseeing the accounting and financial reporting functions of the Company and the Bank.

Item 2. Properties

        PS Financial conducts its business at its stand-alone office located at 4800 South Pulaski Road, Chicago, Illinois. The Company's 5,000 square foot office was acquired in 1980 and had a net book value of $288,000 at December 31, 1998. At December 31, 1998, the total net book value of PS Financial's premises and equipment (including land, building and leasehold improvements, and furniture, fixtures and equipment) was approximately $425,000. The Company believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Company.

        The Company's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Company at December 31, 1998 was approximately $20,000.

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


Item 4. Submissions of Matters to a Vote of Securities Holders

        No matter was submitted to a vote of Security holders, through the solicitation of proxies or otherwise during the quarter ended December 31, 1998.

PART II
-------

Item 5. Market for Common Equity and Related Stockholder Matters

        Page 45 of the Company's 1998 Annual Report to stockholders attached hereto as Exhibit 13 is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Pages 5 through 19 of the Company's 1998 Annual Report to stockholders attached hereto as Exhibit 13 is herein incorporated by reference.

Item 7. Financial Statements

        The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                    Pages in
Annual Report Section                                            Annual Report
Selected Consolidated Financial Information                           2-3
Management's Discussion and Analysis of Financial                     5-20
  Condition and Results of Operations
Report of Independent Auditors                                         21
Consolidated Statements of Financial Condition as of December 31,      22
  1998 and 1997
Consolidated Statements of Income for the Years                        23
  Ended December 31, 1998, 1997 and 1996
Consolidated Statements of Stockholders'                             24-25
  Equity for the Years Ended December 31, 1998,
  1997 and 1996
Consolidated Statements of Cash Flows for the                        26-27
  Years Ended December 31, 1998, 1997 and 1996
Notes to Consolidated Financial Statements                           28-48


        With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended December 31, 1998, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

PART III
--------

Item 9. Directors, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

        Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

        Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this 10-KSB is incorporated herein by reference.

Item 10. Executive Compensation

        Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

        Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
-------

Item 14. Exhibits and Reports on Form 8-K

(a)      Exhibits
                                                               Reference to
 Regulation                                                  Prior Filing or
S-K Exhibit                                                   Exhibit Number
   Number           Document                                 Attached Hereto
--------------------------------------------------------------------------------
  2   Plan of acquisition, reorganization, arrangement,                   None
      liquidation or succession
3 (a) Articles of Incorporation                                            *
3 (b) By-Laws                                                              *
  4   Instruments defining the rights of security holders,                 *
      including debentures
  9   Voting Trust Agreement                                              None
 10   Material contracts                                                  None
10.1  Employment agreement with Kimberly P. Rooney                         *
10.2  Change-in-control severance agreements with certain executive        *
      officers
10.3  Stock Option and Incentive Plan                                      *
10.4  Recognition and Retention Plan                                       *
 11   Statement regarding computation of per share                        None
      earnings
 13   Annual Report to Security Holders                                    13
 16   Letter regarding change in certifying accountants                   None
 18   Letter regarding change in accounting principles                    None
 21   Subsidiaries of Registrant                                           21
 22   Published report regarding matters submitted to vote                None
      of security holders
 23   Consents of Experts and Counsel                                     None
 24   Power of Attorney                                                   None
 27   Financial Data Schedule                                              27
 28 Information from reports furnished to state insurance regulatory None authorities
 99   Additional Exhibits                                                 None

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


                                          PS FINANCIAL, INC.

Date:   March 31, 1998                    By: Kimberly P. Rooney
        ------------------                    ----------------------------------
                                              Kimberly P. Rooney (Duly
                                              Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/ Kimberly P. Rooney                By: /s/ S. J. Ptak
      ---------------------------------        ---------------------------------
      Kimberly P. Rooney, President,           S. J. Ptak, Chairman of the Board
        Chief Executive Officer and
        Director (Principal Executive
        and Operating Officer)
Date: March 31, 1998                     Date: March 31, 1998
      --------------------                     --------------------

By:   /s/ Edward Wolak                      By: /s/ L. G. Ptak
      ---------------------------------        ---------------------------------
      Edward Wolak, Director                   L.G. Ptak, Director and Secretary
Date: March 31, 1998                     Date: March 31, 1998
      --------------------                     --------------------

By:   /s/ Rocco Di Iorio                   By: /s/ Jeanine M. McInerney
      ---------------------------------        ---------------------------------
      Rocco Di Iorio Director                  Jeanine M. McInerney, Director
Date: March 31, 1998                     Date: March 31, 1998
      --------------------                     --------------------

By:   /s/ Jeffrey Przybyl
      ---------------------------------
      Jeffrey Przybyl, Treasurer and
        Chief Financial Officer
        (Principal Financial and
        Accounting Officer)
Date: March 31, 1998
      --------------------