Form 10-Q
period 1999-03-31
PS FINANCIAL INC
filed 1999-05-14
CIK 1021575

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15 (d) Of The Securities Exchange Act of 1934

[ ]  For the Three Months Ended March 31, 1999

                         Commission File Number 0-28864

                               PS Financial, Inc.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

         Delaware                                      36-4101473
--------------------------------------------------------------------------------
 (State of incorporation)                (I.R.S. Employer Identification Number)

                4800 South Pulaski Road, Chicago, Illinois 60632
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (773) 376-3800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes X      No (First Filing Pursuant to Rule 15d-13(a))


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class:                                   SHARES OUTSTANDING at May 10, 1999
Common Stock,  $.01 par value                        1,756,384

                               PS Financial, Inc.

                                   Form 10-QSB

                        Three Months Ended March 31, 1999

                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS                                          Page

 Condensed Consolidated Statements of Financial
      Condition at March 31, 1999 and December 31, 1998                 3

 Condensed Consolidated Statements of Income for
      the three  months ended March 31, 1999 and 1998                   4

 Condensed Consolidated Statements of Changes in
      Stockholders' Equity for the three
      months ended March 31, 1999 and 1998                              5

 Condensed Consolidated Statements of Cash Flows for
      the three months ended March 31, 1999 and 1998                    6

 Notes to the Condensed Consolidated Financial
      Statements as of March 31, 1999                                   8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 10

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                               15

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONDENSED CONSOLIDATED STATEMENTS OF
                          FINANCIAL CONDITION March 31,
                           1999 and December 31, 1998
                  (Dollars in thousands, expect per share data)

                                                      March 31,   December 31,
                                                        1999         1998
                                                    ----------- --------------
ASSETS

Cash on hand and in banks                           $     665     $    448
Interest-bearing deposit accounts in other
  financial institutions                                1,001        3,789
                                                    ---------     --------
         Total cash and cash equivalents                1,666        4,237

Interest-bearing term deposits in other
   financial  institutions                                159          159
Equity securities available for sale                    3,239        3,278
Securities available-for-sale                          28,586       24,318
Mortgage-backed securities available-for-sale          10,155       11,354
Loans receivable, net                                  57,898       56,822
Federal Home Loan Bank stock                            1,319        1,319
Premises and equipment, net                               446          426
Accrued interest receivable                               783          803
Other assets                                              237           68
                                                    ---------     --------
         Total assets                               $ 104,488     $102,784
                                                    =========     ========

LIABILITIES AND EQUITY
Liabilities
  Deposits                                          $  56,981     $ 55,429
  Advances from borrowers for taxes and insurance         348          578
  Advances from the Federal Home Loan Bank             25,279       23,764
  Accrued interest payable and other liabilities        1,493        1,987
                                                    ---------     --------
           Total liabilities                           84,101       81,758

Stockholders' Equity
  Common stock $0.01 par value per share,
  2,500,000 shares authorized;
  2,182,125 issued and outstanding
                                                           22           22
  Additional paid-in capital                           21,638       21,638
  Retained earnings, substantially restricted           6,282        6,141
  Unearned ESOP shares                                 (1,053)      (1,077)
  Unearned stock awards                                  (876)        (941)
  Treasury stock, at cost, 425,741 and 338,737
     shares respectively                               (5,434)      (4,759)
  Accumulated other comprehensive income                 (192)           2
                                                    ---------     --------
      Total stockholders' equity                       20,387       21,026
                                                    ---------     --------
        Total liabilities and stockholders' equity  $ 104,488     $102,784
                                                    =========     ========

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                                      Three months ended
                                                           March 31,
                                                  ---------------------------
                                                    1999                1998
                                                  --------           --------
Interest income
  Loans                                           $  1,149           $   873
  Securities                                           346               539
  Mortgage-backed securities                           162               159
  Dividend income on equity securities                  67                 0
  Other interest earning assets                         54                33
                                                  --------           -------
     Total interest income                           1,778             1,604

Interest expense
  Deposits                                             574               431
  Federal Home Loan Bank advances                      326               224
                                                  --------           -------
     Total interest expense                            900               655
                                                  --------           -------

Net interest income                                    878               949

Provision for loan losses                                0                 0
                                                  --------           -------

Net interest income after provision for loan           878               949

Noninterest income
   Net gain on sale of securities                        0                23
   Other operating income                               20                13
                                                  --------           -------
      Total noninterest income                          20                36

Noninterest expense
   Compensation and benefits                           221               228
   Occupancy and equipment expense                      31                28
   Data processing                                      78                16
   Federal deposit insurance premiums                    8                 7
   Professional fees                                    13                17
   Other operating expenses                             61                50
                                                  --------           -------
      Total noninterest expense                        412               346
                                                  --------           -------

Income before income tax expense                       486               639
Income tax expense                                     127               225
                                                  --------           -------

Net income                                        $    359           $   414
                                                  ========           =======
Earnings per share
   Basic                                          $   0.22           $  0.21
                                                  ========           =======
   Diluted                                        $   0.22           $  0.21
                                                  ========           =======
                                       4

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

Three Months Ended March 31                            1999           1998
------------------------------------------------------------------------------
Common Shares
Balance at beginning of year                   $     22        $     22
------------------------------------------------------------------------------
Balance at March 31                            $     22        $     22
------------------------------------------------------------------------------
Additional Paid-In Capital
Balance at beginning of year                   $ 21,638        $ 21,602
Change in additional paid in capital                  0              17
------------------------------------------------------------------------------
Balance at March 31                            $ 21,638        $ 21,619
------------------------------------------------------------------------------
Retained Earnings, Substantially Restricted
Balance at beginning of year                   $  6,141        $  5,518
Net income for the period                           359 $ 359       414  $ 414
Dividends declared                                 (218)           (227)
------------------------------------------------------------------------------
Balance at March 31                            $  6,282        $  5,705
------------------------------------------------------------------------------
Unearned ESOP Shares
Balance at beginning of year                   $ (1,077)       $ (1,173)
Change in unearned ESOP shares                       24              24
------------------------------------------------------------------------------
Balance at March 31                            $ (1,053)       $ (1,149)
------------------------------------------------------------------------------
Unearned RRP Shares
Balance at beginning of year                   $   (941)       $ (1,117)
Change in RRP shares                                 43              44
------------------------------------------------------------------------------
Balance at March 31                            $   (898)       $ (1,073)
------------------------------------------------------------------------------
Treasury Stock
Balance at beginning of year                     (4,759)         (1,896)
Change in treasury stock                           (653)              0
------------------------------------------------------------------------------
Balance at March 31                            $ (5,412)       $ (1,896)
------------------------------------------------------------------------------
Accumulated Other Comprehensive Income
Balance at beginning of year                   $      2        $    153
Change in unrealized gain (loss) on securities     (194) (194)      (60)   (60)
available-for-sale net of tax
------------------------------------------------------------------------------
Balance at March 31                            $   (192)       $     93
------------------------------------------------------------------------------
Total Stockholders' Equity                     $ 20,387        $ 23,321
------------------------------------------------------------------------------


------------------------------------------------------------------------------
Comprehensive Income                                    $ 165            $ 354
------------------------------------------------------------------------------

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
------------------------------------------------------------------------------
                                                           Three months ended
                                                                March 31,
                                                         ---------------------
                                                           1999         1998
                                                         -------     ---------
Cash flows from operating activities
  Net income                                             $  359      $    414
  Adjustments to reconcile net income
    to net cash from operating activities
   Depreciation                                              13            12
   Amortization of premiums and discounts
       on investment and  mortgage-backed
       securities, net                                        0             5
   Net gain on sales of  securities
       available-for-sale                                     0           (23)
   RRP Expense                                               43            44
   ESOP Expense                                              24            41
   Change in
     Deferred loan origination fees                         (11)          (12)
     Accrued interest receivable
         and other assets                                  (149)          728
     Other liabilities and deferred
         income taxes                                    (1,374)         (540)
                                                         ------      --------
       Net cash provided by
          operating activities                           (1,095)          669

Cash flows from investing activities
   Proceeds from sale of securities
      available-for-sale                                      0         3,500
   Proceeds from sale of mortgage-backed
      securities available-for-sale                           0         1,102
   Purchase of Federal Home Loan Bank
      stock                                                   0          (213)
   Proceeds from repayment of securities
      available-for-sale                                  1,143           510
   Maturities of securities
      available-for-sale                                  3,500         4,500
   Purchase of securities
      available-for-sale                                 (6,987)       (3,001)
   Purchase of mortgage-backed securities
      available-for-sale                                      0        (3,014)
   Purchase of equity securities
      available-for-sale                                      0          (268)
   Net decrease (increase) in
      interest-bearing term deposits in other
      financial institutions                                  0            (3)
   Net change in loans                                   (1,065)       (4,503)
   Capital expenditures, net                                (33)           (3)
                                                         ------      --------
      Net cash used in investing activities              (3,442)       (1,393)

Cash flows from financing activities
   Net increase (decrease) in deposits                    1,552          (159)
   Dividends paid                                          (218)       (7,756)
   Borrowings from FHLB                                   1,515         4,250
   Purchase of Treasury Stock                              (653)            0
   Net decrease in advance payments by
      borrowers for insurance and taxes                    (230)         (207)
                                                         ------      --------
      Net cash used in financing activities               1,966        (3,872)

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
------------------------------------------------------------------------------
                                                           Three months ended
                                                                March 31,
                                                         ---------------------
                                                           1999         1998
                                                         -------     ---------

Decrease in cash and cash equivalents                    (2,571)       (4,596)

Cash and cash equivalents at
   beginning of period                                    4,237         6,290
                                                         ------      --------
Cash and cash equivalents at end of period               $1,666      $  1,694
                                                         ======      ========
Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest                                             $  915      $    624
    Income taxes                                              0            95

Supplemental schedule of noncash investing activities
    Amount due to broker for purchase of securities         999           410

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of PS Financial, Inc. as of March 31, 1999 and 1998, and the results of its operations for the three month period then ended.

NOTE 2 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet three separate capital requirements. The following is a summary of the Bank's regulatory capital at March 31, 1999.

                                  Tangible        Core          Risk based
                                  Capital        Capital         Capital
                                 ----------    -----------     ------------
                                               (In thousands)

Regulatory capital               $   15,566    $    15,566     $     15,817

Minimum capital requirement           2,031          4,062            3,714
                                 ----------    -----------     ------------
Excess regulatory capital
 over minimum  requirement       $   13,535    $    11,504     $     12,103
                                 ==========    ===========     ============

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 4 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators for earnings per common share computations for the three months ended March 31, 1999 and 1998 is presented below.

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                       1999            1998
                                                   -------------  --------------
Basic Earnings Per Share
  Net income                                       $    358,977   $    413,918
                                                   ============   ============
  Weighted average common shares outstanding          1,670,410      1,956,435
                                                   ============   ============
      Basic Earnings Per Share                     $       0.22   $       0.21
                                                   ============   ============

Earnings Per Share Assuming Dilution
 Net income                                        $    358,977   $    413,918
                                                   ============   ============
 Weighted average common shares outstanding           1,670,410      1,956,435

 Add dilutive effect of assumed exercises
     Incentive stock options                                  -         38,032
     Stock awards                                             -          3,284
 Weighted average common and dilutive
     potential common shares  outstanding             1,670,410      1,997,751
                                                   ============   ============
     Diluted Earnings Per Share                    $       0.22   $       0.21
                                                   ============   ============


All of the outstanding options at March 31, 1999 and 1998 relate to options granted in 1997 at an exercise price of $14.00. In January 1998, the Company paid a special dividend which resulted in a change in equity structure. This event allowed the Company to modify the stock option agreements to adjust the exercise price to $11.02, which was an adjustment in direct proportion to the decrease in exercise price as compared to market value as a result of the change in equity structure.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Financial Condition at March 31, 1999 and December 31, 1998

Total assets increased $1.7 million from $102.8 million at December 31, 1998 to $104.5 million at March 31, 1999, due mainly to increases in securities available for sale of $4.2 million and an increase in net loans receivable of $1.1 million, partially offset by a decrease in cash and cash equivalents of $2.5 million.

The Company's net loans receivable increased by $1.1 million from $56.8 million at December 31, 1998 to $57.9 million at March 31, 1999. Securities available-for-sale increased by $4.3 million from $24.3 million at December 31, 1998 to $28.6 million at March 31, 1998, as cash balances and principal repayments from mortgage backed securities were invested. These increases were mainly offset by a decrease in cash and cash equivalents of $2.5 million from $4.2 million at December 31, 1998 to $1.7 million at March 31, 1999 and a decrease in mortgage backed securities of $1.2 million from $11.4 million at December 31, 1998 to $10.2 million at March 31, 1999.

Total liabilities at March 31, 1999 were $84.1 million compared to $81.8 million at December 31, 1998, an increase of $2.3 million. The increase was primarily due to an increase in FHLB advances of $1.5 million, from $23.8 million at December 31, 1998 to $25.3 million at March 31, 1999. Deposits also increased $1.6 million from $55.4 million at December 31, 1998 to $56.9 million at March 31, 1999.

Stockholders' equity at March 31, 1999 was $20.4 million compared to $21.0 million at December 31, 1998, a decrease of $639,000, or 3.0%, due primarily to net income of $359,000, partially offset by a $194,000 increase in the unrealized loss on securities available-for-sale, a $653,000 increase in treasury stock, and payment of regular dividends totaling $218,000.

Comparison of Operating Results for the Three Months Ended March 31, 1999 and March 31, 1998.

General
Net income for the three months ended March 31, 1999 was $359,000, a decrease of $55,000, or 13.3%, from net income of $414,000 for the three months ended March 31, 1998. The decrease in net income is primarily due to the decrease in the ratio of interest earning assets to interest bearing liabilities resulting from the Company's attempt to better leverage the Company's high capital level through the use of FHLB advances to increase interest earning assets.

Interest Income
Interest income for the three months ended March 31, 1999 was $1.8 million compared to $1.6 million for the three months ended March 31, 1998, an increase of $174,000, or 10.9%. The increase in interest income was the result of an increase in the average balance of interest-earning assets primarily due to an increase in the average balance of mortgage loans. The increase in the average balance was offset by a decrease in yield on interest-earning assets for the three months ended March 31, 1999. This decrease was primarily due to an decline in long term interest rates in general.


Interest Expense
Interest expense for the three months ended March 31, 1999 was $900,000 compared to $655,000 for the three months ended March 31, 1998, an increase of $245,000, or 37.4%. The increase in interest expense was due to the increased average balance of interest-bearing liabilities during the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

Provision for Loan Losses
The Bank's provision for loan losses was zero for the three months ended March 31, 1999 and 1998. At March 31, 1999, the Bank's allowance for loan losses totaled $251,000, or .4% of total loans. The amount of the provision and

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended March 31, 1999 and 1998 is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances at March 31, 1999 increased to $5.2 million compared to $3.8 million at March 31, 1998. Non-accruing loans at March 31, 1999 totaled $563,000 compared to $1.5 million at March 31, 1998.

Noninterest Income
Noninterest income for the three months ended March 31, 1999 was $20,000 compared to $36,000 for the three months ended March 31, 1998. The decrease was primarily due to a $23,000 decrease in net gain on sales of securities in 1999, partially offset by a $7,000 increase in other income.

Noninterest Expense
Noninterest expense was $412,000 for the three months ended March 31, 1999 compared to $346,000 for the three months ended March 31, 1998, an increase of $66,000. The increase was primarily a result of a $62,000 increase in data processing expense due to the Company's decision to change data processing vendors and an increase of $11,000 in other operating expenses, partially offset by a $4,000 decrease in professional fees and a $7,000 decrease in compensation and benefits.

Income Taxes
Income taxes were $127,000 for the three months ended March 31, 1999 compared to $225,000 for the three months ended March 31, 1998, a decrease of $98,000, or 43.6%. The decrease was primarily a result of a $153,000 decrease in pretax earnings, as well as an increase in earning from municipal securities which are tax free for federal tax purposes.

Asset/Liability Management
In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Board of Directors meets at least quarterly to review the Company's interest rate risk position and profitability. The Board of Directors also reviews the Company's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Company's objectives in the most effective manner. In addition, the Board reviews on a quarterly basis the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios.

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

The Company's interest rate risk increased during the twelve months ended December 31, 1998 due to the large increase in fixed rate loans, funded by fixed rate time deposits and FHLB advances. However, management has taken a number of steps to limit to some extent its interest rate risk. First, the Company focuses its fixed rate loan originations on loans with maturities of 15 years or less. At March 31, 1999, $40.2 million, or 91.2%, of the Company's one- to four family

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


residential loan portfolio consisted of fixed rate loans having original terms to maturity of 15 years or less. Second, the Company offers balloon loans of 10 years or less in an attempt to decrease its asset/liability mismatch. Third, the Company has maintained a mortgage-backed securities portfolio with adjustable-rates. At March 31, 1999, adjustable rate mortgage-backed securities totaled $8.1 million which represented 7.8% of interest-earning assets. Fourth, the Company has attempted to reinvest the proceeds of most of its borrowings into assets with maturities which are anticipated to be similar to those of its borrowings. Finally, a substantial proportion of the Company's liabilities consists of passbook savings accounts which are believed by management to be somewhat less sensitive to interest rate changes than certificate accounts..

Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company's asset/liability management policies. Investments generally include interest-bearing deposits in other federally insured financial institutions, FHLB stock, U.S. Government securities and municipal securities.

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

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

An approach used by management to quantify interest rate risk is net portfolio value ("NPV") analysis. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. The following table sets forth, at December 31, 1998, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-400 basis points, measured in 100 basis point increments).


                                                         Estimated Increase
Change in Interest       Estimated   Ratio of NPV        (Decrease) in NPV
       Rates                NPV            to        ---------------------------
  (Basis Points)          Amount      Total Assets    Amount           Percent
-------------------- -------------- ---------------  ---------------  ----------
       +400               $9,915           11%        ($9,837)          (50)%
       +300               12,327           13          (7,425)          (38)
       +200               14,828           15          (4,924)          (25)
       +100               17,313           17          (2,439)          (12)
        ---               19,752           19            ---            ---
       -100               22,419           21           2,667            14
       -200               25,427           23           5,675            29
       -300               28,833           25           9,082            32
       -400               32,488           27          12,737            64

Certain assumptions utilized in assessing interest rate risk were employed in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above.

Impact of New Accounting Standards

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

Effective January 1, 1999, Statement of Financial Standards (SFAS) No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", became

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

effective. SFAS No. 134 allows entities with mortgage banking operations which convert pools of mortgages into securities to classify these securities as available-for-sale, trading, or held-to-maturity, instead of the current requirement to classify these pools as trading. This standard is not expected to have a material effect on the Company.

American Institute of Certified Public Accountants Statement of Position 98-5, effective in 1999, requires all start-up, pre-opening, and organization costs to be expensed as incurred. Any such costs previously capitalized for financial reporting purposes must be written off to income at the start of the year.
Statement of Position 98-5 is not expected to have a material impact on the company.

Year 2000

As the year 2000 approaches, a significant business issue has emerged regarding how existing application software programs and operating systems can accommodate the date value for the year 2000. Many existing software application products, including software application products used by the Company and its suppliers and customers, were designed to accommodate only a two-digit date value, which represents the year. For example, information relating to the year 1996 is stored in the system as "96". As a result, the year 1999 (i.e. "99") could be the maximum date value that these systems will be able to process accurately. In response to concerns about this issue, regulatory agencies have begun to monitor holding companies' and banks' readiness for the year 2000 as part of the regular examination process. The Company presently believes that with modification to existing software, conversion to new software, and conversion to a new third party data processor, the year 2000 issue will not pose significant operational problems for the Company's computer systems or business operations. Implementation of the Company's plan to test in-house and out-sourced software has been underway since the first quarter of 1998. Testing of applications considered to be "mission critical" is scheduled for completion by second quarter of 1999. Total compliance of all systems is expected by management to be completed by the third quarter of 1999; management currently estimates that such compliance will cost $15,000. The team for the plan is responsible for the implementation of the plan and reports to the Company's Board of Directors on a monthly basis until the plan is completed. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material adverse impact on the operations of the Company. In addition, there can be no assurance that unforeseen problems in the Company's computer systems, or the systems of third parties on which the Company's computers rely, will not have an adverse effect on the Company's systems or operations. Additionally, failure of the Company's customers' to prepare for year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, thus inhibiting their ability to repay loans and adversely affecting the Company's operations. The Company does not have sufficient information accumulated from customers of the Company to enable the Company to assess the degree to which customers' operations are susceptible to potential problems relating to the year 2000 issue.

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

                                               PS FINANCIAL, INC.
                                               (Registrant)

Date: May 14, 1999                       By: /s/Kimberly Rooney
                                             ------------------------------
                                             Kimberly Rooney
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date: May 14, 1999                       By: /s/Jeffrey Przybyl
                                             ------------------------------
                                             Jeffrey Przybyl
                                             Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)