Form 10QSB
period 1999-06-30
PS FINANCIAL INC
filed 1999-08-16
CIK 1021575

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [x] Quarterly Report pursuant to Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934

                   [ ] For the Six Months Ended June 30, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

 Class:                           SHARES OUTSTANDING at August 13, 1999
--------------------------------------------------------------------------------
 Common Stock,  $.01 par value                1,726,384

                               PS Financial, Inc.
                                   Form 10-QSB
                         Six Months Ended June 30, 1999

  Part I - Financial Information

 ITEM 1 - FINANCIAL STATEMENTS                                             Page

  Condensed Consolidated Statements of Financial
  Condition at June 30, 1999 and December 31, 1998                          3

  Condensed Consolidated Statements of Income for the
  three months and six  months ended June 30, 1999 and 1998                 4
  Condensed Consolidated Statements of Changes in
  Stockholders' Equity for the six months ended June 30, 1999 and 1998 5 Condensed Consolidated Statements of Cash Flows for the six months
   ended June 30, 1999 and 1998                                             6
  Notes to the Condensed Consolidated Financial Statements
  as of June 30, 1999                                                       8

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              9

  Part II - Other Information

  Item 4. Submission of Matters to a Vote of Security Holders               15
  Item 6. Exhibits and Reports on Form 8-K                                  15

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 1999 and December 31, 1998
                  (Dollars in thousands, expect per share data)

                                                      June 30,  December 31,
                                                        1999        1998
                                                     ---------  ------------
 ASSETS
 Cash on hand and in banks                           $     488  $     448
 Interest-bearing deposit accounts
     in other  financial institutions                      313      3,789
 Total cash and cash equivalents                           801      4,237

 Interest-bearing term deposits in
     other financial  institutions                         159        159
 Equity securities                                       3,192      3,278
 Securities available-for-sale                          34,754     24,318
 Mortgage-backed securities available-for-sale           7,062     11,354
 Loans receivable, net                                  62,110     56,822
 Federal Home Loan Bank stock                            1,586      1,319
 Premises and equipment, net                               474        426
 Accrued interest receivable                               954        803
 Other assets                                              769         68
 Total assets                                        $ 111,861 $  102,784

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
 Deposits                                            $  57,526 $   55,429
 Advances from borrowers for taxes and insurance           695        578
 Advances from the Federal Home Loan Bank               31,627     23,764
 Accrued interest payable and other liabilities          2,010      1,987
 Total liabilities                                      91,858     81,758

Stockholders' Equity
 Common stock $0.01 par value
       per share, 2,500,000
       shares authorized; 2,182,125
      issued and outstanding                                22         22

 Additional paid-in capital                             21,638     21,638
 Retained earnings, substantially restricted             6,511      6,141
 Unearned ESOP shares                                   (1,029)    (1,077)
 Unearned stock awards                                    (855)      (941)
 Treasury stock, at cost, 425,741 and
        338,737 shares respectively                     (5,412)    (4,759)
 Accumulated other comprehensive income                   (872)         2
 Total stockholders' equity                             20,003     21,026
 Total liabilities and stockholders' equity          $ 111,861  $ 102,784

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                   Six Months Ended            Three Months ended
                                                     June 30,                         June 30,
                                                ----------------------          -------------------
                                                1999              1998          1999           1998
                                                ----              ----          ----           ----
 Interest income
   Loans                                         $  2,377       $  1,851      $   1,228      $     978
   Securities                                         837            963            491            424
   Mortgage-backed securities                         311            302            149            143
   Dividend income on equity securities               133              -             66              -
   Other                                               99             77             45             44
            Total interest income                   3,757          3,193          1,979          1,589

 Interest expense
   Deposits                                         1,162            864            588            433
   Other borrowings                                   728            479            402            255
            Total interest expense                  1,890          1,343            990            688

 Net interest income                                1,867          1,850            989            901

 Provision for loan losses                              0              0              0              0

 Net interest income after provision
      for loan losses                               1,867          1,850            989            901

 Noninterest income
   Net gain on sale of securities                      18             23             18              0
   Other                                               42             46             22             34
            Total noninterest income                   60             69             40             34

 Noninterest expense
   Compensation and benefits                          461            446            240            218
   Occupancy and equipment expense                     65             60             34             32
   Data processing                                     92             30             14             15
   Federal insurance premiums                          16             13              8              6
   Professional fees                                   49             50             36             33
   Other                                              136            124             75             74
            Total noninterest expense                 819            723            407            378

 Income before income tax expense                   1,108          1,196            622            557
 Income tax expense                                   306            424            179            199

 Net income                                        $  802         $  772        $   443        $   358
 Earnings per share                                $ 0.48         $ 0.41        $  0.27        $  0.19
 Average shares outstanding                     1,661,724      1,867,852      1,652,596      1,875,819




                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

  Six Months Ended June 30                              1999                1998
  Common Stock
  Balance at beginning of year                     $     22              $      22
  Balance at June 30                               $     22              $      22
  Additional Paid-In Capital
  Balance at beginning of year                     $ 21,638              $  21,602
  Change in additional paid in capital                    0                     26
  Balance at June 30                               $ 21,638              $  21,628
  Retained Earnings, Substantially Restricted
  Balance at beginning of year                     $  6,141              $   5,518
  Net income for the period                             802    $ 802           772   $772
  Dividends declared                                   (432)                  (453)
  Balance at June 30                               $  6,511              $   5,837
  Unearned ESOP Shares
  Balance at beginning of year                     $ (1,077)             $  (1,173)
  Change in unearned ESOP shares                         48                     50
  Balance at June 30                               $ (1,029)             $  (1,123)
  Unearned Stock Awards
  Balance at beginning of year                     $   (941)             $  (1,117)
  Change in stock awards                                 86                     89
  Balance at June 30                               $   (855)             $  (1,028)
  Treasury Stock
  Balance at beginning of year                       (4,759)                (1,896)
  Change in treasury stock                             (653)                  (794)
  Balance at June 30                               $ (5,412)             $  (2,690)
  Accumulated Other Comprehensive Income
  Balance at beginning of year                     $      2              $     153
  Change in unrealized (loss) on securities
                available-for-sale net of tax          (874)    (874)          (36)    (36)
  Balance at June 30                               $   (872)             $     117
  Total Stockholders' Equity                       $ 20,003              $  22,763

  Comprehensive Income / (Loss)                                 $(72)                 $736


                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Six months ended
                                                                                         June 30,
                                                                                ------------------------
                                                                                   1999          1998
                                                                                ----------   -----------
 Cash flows from operating activities
  Net income                                                                     $   802       $    772
  Adjustments to reconcile net income to net cash
      from operating activities
   Depreciation                                                                       28             25
   Amortization of premiums and discounts on
       investment and mortgage-backed securities, net                                 (7)            13
   Net gain on sales of securities available-for-sale                                (18)           (23)
   Stock award expense                                                                86             89
   ESOP expense                                                                       48             71
   Change in
        Deferred loan origination fees                                               (47)           (41)
        Accrued interest receivable and other assets                                (852)           722
        Other liabilities and deferred income taxes                                 (640)           129
             Net cash provided by operating activities                              (600)         1,757

 Cash flows from investing activities
  Proceeds from sale of securities available-for-sale                                  0          3,500
  Proceeds from sale of mortgage-backed securities available-for-sale
                                                                                   2,028          1,102
  Proceeds from sale of equity securities available-for-sale                          92              0
  Purchase of Federal Home Loan Bank Stock                                          (267)          (238)
  Proceeds from repayment of securities available-for-sale                         2,097          1,381
  Proceeds from maturities of securities available-for-sale                        3,500         12,000
  Purchase of securities available-for-sale                                      (13,961)        (6,996)
  Purchase of mortgage-backed securities available-for-sale                            0         (3,014)
  Purchase of equity securities available-for-sale                                     0           (268)
  Net decrease in interest-bearing term deposits in other financial institutions
                                                                                       0              2
  Net change in loans                                                             (5,241)       (10,411)
  Capital expenditures, net                                                          (76)           (14)
       Net cash used in investing activities                                     (11,828)        (2,956)

 Cash flows from financing activities
  Net increase (decrease) in deposits                                              2,097            (30)
  Dividends Paid                                                                    (432)        (8,022)
  Borrowings from FHLB                                                             7,863          4,800
  Purchase of Treasury Stock                                                        (653)          (794)
  Net increase in advance payments by borrowers for insurance and taxes
                                                                                     117            121
       Net cash provided by (used in) financing activities                         8,992         (3,925)

 Decrease in cash and cash equivalents                                            (3,436)        (5,124)

 Cash and cash equivalents at beginning of period                                  4,237          6,290

 Cash and cash equivalents at end of period                                      $   801       $  1,166


 Supplemental disclosure of cash flow information
             Cash paid during the period for
                       Interest                                                  $ 1,848       $  1,310
                       Income taxes                                                    -            645

 Supplemental disclosure of noncash investing activity
             Amount due broker at June 30 for purchase
                of securities available-for-sale                                 $ 1,200       $      -


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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of PS Financial, Inc. as of June 30, 1999 and December 31, 1998, and the results of its operations for the three month and six month periods then ended June 30, 1999 and 1998.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators for earnings per common share computations for the three months and six months ended June 30, 1999 and 1998 is presented below.

                                                 Six Months Ended June 30, Three Months Ended June 30,
                                                 ------------------------- ---------------------------
                                                      1999        1998        1999          1998
                                                 -----------  ------------ ----------  ---------------
  Basic Earnings Per Share
  Net income                                     $   801,984   $  771,565  $  443,007   $  357,647

  Weighted average common shares outstanding       1,661,724    1,867,852   1,652,596    1,875,819
  Basic Earnings Per Share                       $      0.48   $     0.41  $     0.27   $     0.19

  Earnings Per Share Assuming Dilution
  Net income                                     $   801,984   $  771,565  $  443,007   $  357,647

  Weighted average common shares outstanding       1,661,724    1,867,852   1,652,596    1,875,819
  Add dilutive effect of assumed exercises
  Incentive stock options                                  -       37,169           -       37,169
  Stock awards                                             -            -           -            -
  Weighted average common and dilutive
     potential common shares outstanding           1,661,724    1,905,021   1,652,596    1,912,988
  Diluted Earnings Per Share                     $      0.48   $     0.41  $     0.27   $     0.19

All of the outstanding options at June 30, 1999 and 1998 relate to options granted in 1997 at an exercise price of $14.00 In January 1998, the Company paid a special dividend which resulted in a change in equity structure. This event allowed the Company to modify the stock option agreements to adjust the exercise price to $11.02, which was an adjustment in direct proportion to the decrease in exercise price as compared to market value as a result of the change in equity structure.

Comparison of Financial Condition at June 30, 1999 and December 31, 1998

Total assets increased $9.1 million from $102.8 million at December 31, 1998 to $111.9 million at June 30, 1999 due mainly to an increase in securities available for sale of $6.0 million and an increase in net loans receivable of $5.3 million, partially offset by a decrease in cash and cash equivalents of $3.4 million. The increase in total assets was primarily funded by an increase in FHLB advances of $7.8 million and an increase in deposits of $2.1 million.

The Company's net loans receivable increased by $5.3 million from $56.8 million at December 31, 1998 to $62.1 million at June 30, 1999. In addition, securities available-for-sale increased by $10.5 million, from $24.3 million at December 31, 1998 to $34.8 million at June 30, 1999, as lower yielding assets were replaced by higher yielding assets. These increases were mainly offset by a decrease in cash and cash equivalents of $3.4 million, from $4.2 million at December 31, 1998 to $801,000 at June 30, 1999, as well as a decrease in mortgage backed securities of $4.3 million from $11.4 million at December 31, 1998 to $7.1 million at June 30, 1999.

Total liabilities at June 30, 1999 were $91.9 million compared to $81.8 million at December 31, 1998, an increase of $10.1 million. The Company's deposits increased by $2.1 million, from $55.4 million at December 31, 1998 to $57.5 million at June 30, 1999. Advances from the Federal Home Loan Bank also increased $7.8 million, from $23.8 million at December 31, 1998 to $31.6 million at June 30, 1999. These increases were the result of leveraging the Company's high capital ratio and provide additional liquidity to fund increased loan demand.

Equity at June 30, 1999 was $20.0 million compared to $21.0 million at December 31, 1998, a decrease of $1.0 million, or 4.8%, due primarily to net earnings of $802,000 offset by a $874,000 decrease in the unrealized gain on securities available-for-sale, payment of regular dividends totaling $432,000, and treasury stock purchased at a cost of $653,000.


Comparison of Operating Results for the Three Months Ended June 30, 1999 and June 30, 1998.

General
Net earnings for the three months ended June 30, 1999 were $443,000, an increase of $85,000, or 23.7%, from net earnings of $358,000 for the three months ended June 30, 1998. The increase in net earnings is primarily due to the increase in net interest income as a result of an increase in average interest earning assets.

Interest Income
Interest income for the three months ended June 30, 1999 was $2.0 million compared to $1.6 million for the three months ended June 30, 1998, an increase of $390,000, or 24.4%. The increase in interest income was the result of a $21.8 million increase in the average balance of interest-earning assets primarily due to an increase in the average balance of loans receivable. The increase in the average balance was partially offset by a decrease in yield on new loan originations for the three months ended June 30, 1999. The decrease in loan yields was primarily the result of repayments on higher-yielding mortgages being replaced by lower-yielding mortgages as long term rates declined in general.

Interest Expense
Interest expense for the three months ended June 30, 1999 was $990,000 compared to $688,000 for the three months ended June 30, 1998, an increase of $302,000, or 43.9%. The increase in interest expense was primarily due to an increase of $10.4 million in average balance of FHLB advances and an increase in the average balance of the Bank's deposits of $16.3 million, in an attempt to better leverage the Company's high capital ratio and provide additional liquidity to fund increased loan demand. The increase in deposits and advances was partially offset by a lower cost of funds, as rates declined in general over the twelve month period.

Provision for Loan Losses
The Bank's provision for loan losses was zero for the three months ended June 30, 1999 and 1998. At June 30, 1999, the Bank's allowance for loan losses totaled $266,000, or 0.4% of total loans. The amount of the provision and allowance for losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended June 30, 1999 is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances over sixty days at June 30, 1999 increased to $1.0 million compared to $758,000 at December 31, 1998. Non-accruing loans at June 30, 1999 totaled $258,000 compared to $777,000 at December 31, 1998.

Noninterest Income
Noninterest income for the three months ended June 30, 1999 was $40,000 compared to $34,000 for the three months ended June 30, 1998. The increase was primarily due to a net gain of $18,000 on the sale of securities in 1999, partially offset by a decrease of $12,000 in other noninterest income as a result of a $16,000 gain on the sale of a company vehicle in 1998.

Noninterest Expense
Noninterest expense was $407,000 for the three months ended June 30, 1999 compared to $378,000 for the three months ended June 30, 1998, an increase of $29,000. The increase was primarily a result of a $22,000 increase in compensation and benefits.

Income Taxes
Income taxes were $179,000 for the three months ended June 30, 1999 compared to $199,000 for the three months ended June 30, 1998, a decrease of $20,000, or 10.1%. The decrease was primarily a result of an increase in earning from municipal securities which are tax free for federal tax purposes.


Comparison of Operating Results for the Six Months Ended June 30, 1999 and June 30, 1998.

General
Net earnings for the six months ended June 30, 1999 were $802,000, an increase of $30,000, or 3.9%, from net earnings of $772,000 for the six months ended June 30, 1998. The increase in net earnings is primarily due to a decrease in the income tax expense, due to an increase in earnings from municipal securities which are tax free for federal tax purposes, partially offset by an increase in noninterest expense.

Interest Income
Interest income for the six months ended June 30, 1999 was $3.8 million compared to $3.2 million for the six months ended June 30, 1998, an increase of $600,000, or 18.8%. The increase in interest income was the result of a $21.8 million increase in the average balance of interest-earning assets primarily due to an increase in the average balance of loans receivable and securities available for sale in an attempt to better leverage the Company's high ratio. The increase in the average balance was partially offset by a decrease in yield on interest earning assets the six months ended June 30, 1999. The decrease in asset yields was primarily the result of repayments on higher-yielding mortgages being replaced by lower-yielding mortgages as long term rates declined in general.

Interest Expense
Interest expense for the six months ended June 30, 1999 was $1.9 million compared to $1.3 million for the six months ended June 30, 1998, an increase of $600,000, or 46.2%. The increase in interest expense was primarily due to a $15.7 million increase in the average balance of deposits, as well as a $9.8 million increase in average balance of FHLB advances, used in an attempt to better leverage the Company's capital ratio and to fund increased loan demand.. The $26.8 million increase in average interest bearing liabilities was partially offset by a decrease in the average cost of funds. The decrease in the cost of funds was primarily due to a decline in interest rates in general since June, 1998.

Provision for Loan Losses
The Bank's provision for loan losses was zero for the six months ended June 30, 1999 and 1998. At June 30, 1999, the Bank's allowance for loan losses totaled $266,000, or 0.4% of total loans. The amount of the provision and allowance for losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the six months ended June 30, 1999 is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Noninterest Income
Noninterest income for the six months ended June 30, 1999 was $60,000 compared to $69,000 for the six months ended June 30, 1998. The decrease was primarily a result of a net gain of $16,000 on the sale of a company vehicle in 1998.

Noninterest Expense
Noninterest expense was $819,000 for the six months ended June 30, 1999 compared to $723,000 for the six months ended June 30, 1998, an increase of $96,000. The increase was primarily a result of a $62,000 increase in data processing expense due to the Company's decision to change data processing vendors, a $15,000 increase in compensation and benefits, and an increase of $12,000 in other expenses, primarily used to grow the loan portfolio.

Income Taxes
Income taxes were $306,000 for the six months ended June 30, 1999 compared to $424,000 for the six months ended June 30, 1998, a decrease of $118,000, or 27.8%. The decrease was primarily a result of an increase in earnings from municipal securities which are tax free for federal income tax purposes.

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

The Company's interest rate risk increased during the twelve months ended June 30, 1999 due to the large increase in fixed rate loans, funded by fixed rate time deposits and FHLB advances. However, management has taken a number of steps to limit to some extent its interest rate risk. First, the Company focuses its fixed rate loan originations on loans with maturities of 15 years or less. At June 30, 1999, $44.5 million or 93.1% of the Company's one- to four family residential loan portfolio consisted of fixed rate loans having original terms to maturity of 15 years or less. Second, the Company offers balloon loans of 10 years or less in an attempt to decrease its asset/liability mismatch. Third, the Company has maintained a mortgage-backed securities portfolio with adjustable-rates. At June 30, 1999, adjustable rate mortgage-backed securities totaled $5.8 million which represented 4.9% of interest-earning assets. Fourth, the Company has attempted to reinvest the proceeds of most of its borrowings into assets with maturities which are anticipated to be similar to those of its borrowings. Finally, a substantial proportion of the Company's liabilities consists of passbook savings accounts which are believed by management to be somewhat less sensitive to interest rate changes than certificate accounts.

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

The following table sets forth, at March 31, 1999, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-300 basis points, measured in 100 basis point increments).

                                                Estimated Increase
 Change in Interest  Estimated  Ratio of NPV    (Decrease) in NPV
        Rates           NPV          to         ------------------
 (Basis Points)       Amount    Total Assets    Amount     Percent
-------------------  ---------  -------------   ---------  -------
  +300               10,050             10.7    (8,816)       (47)
  +200               13,008             13.3    (5,858)       (31)
  +100               15,973             15.8    (2,894)       (15)
  ---                18,866             18.0       ---        ---
  -100               22,109             20.3     3,243         17
  -200               25,688             22.7     6,821         36
  -300               29,656             25.1    10,790         57

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

Effective January 1, 1999, Statement of Financial Standards (SFAS) No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", became effective. SFAS No. 134 allows entities with mortgage banking operations which convert pools of mortgages into securities to classify these securities as available-for-sale, trading, or held-to-maturity, instead of the current requirement to classify these pools as trading. This standard is not expected to have a material effect on the Company.

American Institute of Certified Public Accountants Statement of Position 98-5, effective in 1999, requires all start-up, pre-opening, and organization costs to be expensed as incurred. Any such costs previously capitalized for financial reporting purposes must be written off to income at the start of the year.
Statement of Position 98-5 is not expected to have a material impact on the company.

Year 2000

As the year 2000 approaches, a significant business issue has emerged regarding how existing application software programs and operating systems can accommodate the date value for the year 2000. Many existing software application products, including software application products used by the Company and its suppliers and customers, were designed to accommodate only a two-digit date value, which represents the year. For example, information relating to the year 1996 is stored in the system as "96". As a result, the year 1999 (i.e. "99") could be the maximum date value that these systems will be able to process accurately. In response to concerns about this issue, regulatory agencies have begun to monitor holding companies' and banks' readiness for the year 2000 as part of the regular examination process. The Company presently believes that with modification to existing software, conversion to new software, and conversion to a new third party data processor, the year 2000 issue will not pose significant operational problems for the Company's computer systems or business operations. Implementation of the Company's plan to test in-house and out-sourced software has been underway since the first quarter of 1998. Testing of applications considered to be "mission critical" is scheduled for completion by third quarter of 1999. Total compliance of all systems is expected by management to be completed by the third quarter of 1999; management currently estimates that such compliance will cost $15,000. The team for the plan is responsible for the implementation of the plan and reports to the Company's Board of Directors on a monthly basis until the plan is completed. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material adverse impact on the operations of the Company. In addition, there can be no assurance that unforeseen problems in the Company's computer systems, or the systems of third parties on which the Company's computers rely, will not have an adverse effect on the Company's systems or operations. Additionally, failure of the Company's customers' to prepare for year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, thus inhibiting their ability to repay loans and adversely affecting the Company's operations. The Company does not have sufficient information accumulated from customers of the Company to enable the Company to assess the degree to which customers' operations are susceptible to potential problems relating to the year 2000 issue.

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

 None

Item 3.  Defaults Upon Senior Securities

 None

Item 4.  Submission of Matters to a Vote of Security Holders

 The Company's annual meeting of stockholders was held on April 28, 1999. At the meeting, Sylvester J Ptak and Kimberly P Rooney were elected for terms to expire in 2002. The votes cast for and withheld from each such director were as follows:

  Director           For         Withheld/Abstain   Broker Non-Votes
  Sylvester J Ptak   1,525,367   123,094            0
  Kimberly P Rooney  1,527,367   121,094            0

                  Also at the annual meeting, a proposal to ratify the appointment of Crowe, Chizek and Company, LLP as independent auditors for the fiscal year ending December 31, 1999 was approved. The votes cast for and against this proposal, and the number of abstentions and broker non-votes with respect to the proposal, was as follows

 For             Against       Abstentions     Broker Non-Votes
 1,633,450       7,711         7,300           0

Item 5.  Other information

 None

 Item 6.          Exhibits and Reports on Form 8-K

                  a.              None
                  b.              None

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PS FINANCIAL, INC.
                                   (Registrant)


 Date: August 14, 1999          By: /s/Kimberly Rooney
                                    ------------------------
                                    Kimberly Rooney
                                    Chief Executive Officer
                                    (Principal Executive Officer)

 Date: August 14, 1999          By: /s/Jeffrey Przybyl
                                    ------------------------
                                    Jeffrey Przybyl
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)