Form 10QSB
period 1999-09-30
PS FINANCIAL INC
filed 1999-11-15
CIK 1021575

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

                        [x] Quarterly Report pursuant to
                           Section 13 or 15 (d) Of The
                         Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1999

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

                             4800 South Pulaski Road
                            Chicago, Illinois 60632
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                 Yes [X]   No (First Filing Pursuant to Rule 15d-13(a)) [  ]


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class:                               SHARES OUTSTANDING at November 15, 1999
Common Stock,  $.01 par value                      1,669,290

                                                                           Page
PART I - Financial Information

  Item 1 - FINANCIAL STATEMENTS
    Condensed Consolidated Statements of
      Financial Condition at September 30,
      1999 and December 31, 1998                                             3
    Condensed Consolidated Statements of
      Income for the three months and nine
      months ended September 30, 1999 and 1998                               4
    Condensed Consolidated Statements of Changes
      in Stockholders' Equity for the nine
      months ended September 30, 1999 and 1998                               5
    Condensed Consolidated Statements of Cash
      Flows for the nine months ended September 30,
      1999 and 1998                                                          6
    Notes to the Condensed Consolidated Financial
      Statements as of September 30, 1999                                    8

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                 9

Item 3 - Quantitative and Qualititave Disclosure About Market Risk          14

PART II - Other Information

  Item 1 - Legal Proceedings                                                17
  Item 2 - Changes in Securities                                            17
  Item 3 - Defaults Upon Senior Securities                                  17
  Item 4 - Submission of Matters to a Vote of Security Holders              17
  Item 5 - Other Information                                                17
  Item 6 - Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                  18

                                PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    September 30, 1999 and December 31, 1998
                  (Dollars in thousands, expect per share data)

                                                     September 30,  December 31,
                                                          1999          1998
                                                        --------      --------
ASSETS
Cash on hand and in banks                               $    521      $    448
Interest-bearing deposit accounts in
   other  financial institutions                             257         3,789
                                                        --------      --------
         Total cash and cash equivalents                     778         4,237

Interest-bearing term deposits in
   other financial  institutions                             159           159
Equity securities                                          2,556         3,278
Securities available-for-sale                             33,785        24,318
Mortgage-backed securities available-for-sale              6,105        11,354
Loans receivable, net                                     68,104        56,822
Federal Home Loan Bank stock                               1,927         1,319
Premises and equipment, net                                  483           426
Accrued interest receivable                                  985           803
Other assets                                                 930            68
                                                        --------      --------
         Total assets                                   $115,812      $102,784
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                             $ 56,461      $ 55,429
   Advances from borrowers for taxes and insurance         1,061           578
   Advances from the Federal Home Loan Bank               37,943        23,764
   Accrued interest payable and other liabilities          1,386         1,987
                                                        --------      --------
     Total liabilities                                    96,851        81,758

Stockholders' Equity
  Common stock $0.01 par value per share,
     2,500,000 shares authorized;
     2,182,125 issued                                         22            22
  Additional paid-in capital                              21,641        21,638
  Retained earnings, substantially restricted              6,698         6,141
  Unearned ESOP shares                                    (1,005)       (1,077)
  Unearned stock awards                                     (811)         (941)
  Treasury stock, at cost, 490,281 and
     338,737 shares respectively                          (6,425)       (4,759)
  Accumulated other comprehensive (loss) income           (1,159)            2
                                                        --------      --------
     Total stockholders' equity                           18,961        21,026
                                                        --------      --------
       Total liabilities and stockholders' equity       $115,812      $102,784
                                                        ========      ========

                                         PS FINANCIAL, INC.
                                         CHICAGO, ILLINOIS
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Dollars in thousands, except per share data)

-------------------------------------------------------------------------------------------
                                                  Nine months Ended     Three months ended
                                                    September 30,          September 30,
                                             -----------------------  ---------------------
                                                1999         1998         1999        1998
                                             -----------  ----------  ----------  ---------
Interest income
  Loans                                       $   3,705   $   2,907    $   1,328  $   1,056
  Securities                                      1,390       1,361          553        398
  Mortgage-backed securities                        409         465           98        163
  Dividend income on equity securities              196          87           63         87
  Other                                             148         144           49         67
                                              ---------   ---------    ---------  ---------
          Total interest income                   5,848       4,964        2,091      1,771

Interest expense
  Deposits                                        1,753       1,346          591        482
  Other borrowings                                1,245         849          517        370
                                              ---------   ---------    ---------  ---------
          Total interest expense                  2,998       2,195        1,108        852
                                              ---------   ---------    ---------  ---------

Net interest income                               2,850       2,769          983        919

Provision for loan losses                           ---          40          ---         40
                                              ---------   ---------    ---------  ---------


Net interest income after provision
    for loan losses                               2,850       2,729          983        879

Noninterest income
  Net gain (loss) on sale of securities             (57)         22          (75)        (1)
  Other                                              60          71           18         25
                                              ---------   ---------    ---------  ---------
          Total noninterest income                    3          93          (57)        24

Noninterest expense
  Compensation and benefits                         691         709          230        263
  Occupancy and equipment expense                    98          90           33         30
  Data processing                                   110          45           18         15
  Federal insurance premiums                         25          20            9          7
  Professional Fees                                  58          69            9         19
  Other                                             201         185           65         61
                                              ---------   ---------    ---------  ---------
          Total noninterest expense               1,183       1,118          364        395
                                              ---------   ---------    ---------  ---------

Income before income tax expense                  1,670       1,704          562        508
Income tax expense                                  455         572          149        148
                                              ---------   ---------    ---------  ---------

Net income                                    $   1,215       1,132    $     413  $     360
                                              =========   =========    =========  =========
Earnings per share
         Basic                                $    0.76   $    0.61    $    0.26  $    0.20
                                              =========   =========    =========  =========
         Diluted                              $    0.76   $    0.60    $    0.26  $    0.20
                                              =========   =========    =========  =========
Average shares outstanding                    1,607,423   1,848,945    1,577,928  1,815,776
                                              =========   =========    =========  =========


                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

Nine months Ended September 30                   1999             1998
                                             --------------- ----------------
Common Shares
Balance at beginning of year                 $    22          $    22
                                             =======          =======
Balance at September 30                      $    22          $    22
                                             =======          =======
Additional Paid-In Capital
Balance at beginning of year                 $21,638          $21,602
ESOP shares released                               3               35
                                             -------          -------
Balance at September 30                      $21,641          $21,637
                                             =======          =======
Retained Earnings, Substantially Restricted
Balance at beginning of year                 $ 6,141          $ 5,518
Net income for the period                      1,215  $1,215    1,132  $1,132
Dividends declared                              (658)            (666)
                                             -------          -------
Balance at September 30                      $ 6,698          $ 5,984
                                             =======          =======
Unearned ESOP Shares
Balance at beginning of year                 $(1,077)         $(1,173)
ESOP shares released                              72               72
                                             -------          -------
Balance at September 30                      $(1,005)         $(1,101)
                                             =======          =======
Unearned Stock Awards
Balance at beginning of year                 $  (941)         $(1,117)
Stock awards earned                              130              134
                                             -------          -------
Balance at September 30                      $  (811)         $  (983)
                                             =======          =======
Treasury Stock
Balance at beginning of year                  (4,759)          (1,896)
Purchase of treasury stock                    (1,666)          (1,414)
                                             -------          -------
Balance at September 30                      $(6,425)         $(3,310)
                                             =======          =======
Accumulated Other Comprehensive Income
Balance at beginning of year                 $     2          $   153
Change in unrealized loss on securities
available-for-sale net of tax                 (1,161)(1,161)      (36)   (36)
                                             ------- ------   ------- ------
Balance at September 30                      $(1,159)         $   117
                                             =======          =======
Total Shareholders' Equity                   $18,961          $22,366
                                             =======          =======
Comprehensive Income                                     $54          $1,096
                                                      ======          ======

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
--------------------------------------------------------------------------------
                                                  Nine months ended
                                                    September 30,
                                                ---------------------
                                                  1999         1998
                                                --------     --------
Cash flows from operating activities
 Net income                                     $  1,215     $  1,132
 Adjustments to reconcile net income to
   net cash from operating activities
   Depreciation                                       41           36
   Provision for loan loss                           ---           40
   Amortization of premiums and discounts
     on investment and
     mortgage-backed securities, net                 (19)          10
   Net (gain) loss on sales of securities
   available-for-sale                                 57          (22)
   Stock award expense                               130          134
   ESOP expense                                       75          107
   Change in
     Deferred loan origination fees                  (61)         (60)
     Accrued interest receivable
       and other assets                           (1,044)         611
     Other liabilities and deferred
       income taxes                                 (877)      (1,206)
                                                --------     --------
       Net cash (used in) provided by
          operating activities                      (483)         782

Cash flows from investing activities
  Proceeds from sale of securities
      available-for-sale                           2,298        3,500
  Proceeds from sale of mortgage-backed
      securities available-for-sale                3,373        1,102
  Proceeds from sale of equity securities
      available-for-sale                              92          ---
  Purchase of Federal Home Loan Bank Stock          (608)        (619)
  Proceeds from repayment of securities
      available-for-sale                           2,656        1,864
  Proceeds from maturities of securities
      available-for-sale                           3,500       15,000
  Proceeds from maturities of equity
      securities                                     588          205
  Purchase of securities available-for-sale      (16,926)      (8,300)
  Purchase of mortgage-backed securities
      available-for-sale                             ---       (3,014)
  Purchase of equity securities
      available-for-sale                             ---       (4,272)
  Net decrease in interest-bearing term
      deposits in other financial institutions       ---           52
  Net change in loans                            (11,221)     (15,907)
  Capital expenditures, net                          (98)         (14)
                                                --------     --------
   Net cash used in investing activities         (16,346)     (10,403)

Cash flows from financing activities
  Net increase in deposits                         1,032        9,936
  Dividends Paid                                    (658)      (8,195)
  Borrowings from FHLB                            14,179       11,397
  Purchase of treasury stock                      (1,666)      (1,414)
  Net change in advance payments
      by borrowers for insurance and taxes
                                                     483          420
                                                --------     --------
   Net cash provided by financing activities      13,370       12,144

Change in cash and cash equivalents               (3,459)       2,523

Cash and cash equivalents at beginning of period   4,237        6,290
                                                --------     --------

Cash and cash equivalents at end of period      $    778     $  8,813
                                                ========     ========

Supplemental disclosure of cash flow information
   Cash paid during the period for
     Interest                                   $  3,005     $  2,071
     Income taxes                                    ---          870

Supplemental disclosure  of  noncash
   investing  activity  Amount  due broker at
   September 30 for purchase of securities
   available-for-sale                           $    987     $    ---

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of PS Financial, Inc. as of September 30, 1999 and December 31, 1998, and the results of its operations for the three month and nine month periods ended September 30, 1999 and 1998.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators for earnings per common share computations for the three months and nine months ended September 30, 1999 and 1998 is presented below.

                                                    Nine months Ended       Three Months Ended
                                                       September 30,           September 30,
                                                 ----------------------  ----------------------
                                                    1999        1998        1999        1998
                                                 ----------  ----------  ----------  ----------
Basic Earnings Per Share
     Net income                                  $1,215,471  $1,132,288  $  411,487  $  360,723
                                                 ==========  ==========  ==========  ==========
     Weighted average common shares outstanding   1,607,423   1,848,945   1,577,928   1,815,776
                                                 ==========  ==========  ==========  ==========
         Basic Earnings Per Share                $     0.76  $     0.61  $     0.26  $     0.20
                                                 ==========  ==========  ==========  ==========
Earnings Per Share Assuming Dilution
     Net income                                  $1,215,471  $1,132,288  $  411,487  $  360,723
                                                 ==========  ==========  ==========  ==========
     Weighted average common shares outstanding   1,607,423   1,848,945   1,577,928   1,815,776

     Add dilutive effect of assumed exercises
         Incentive stock options                        ---      33,938         ---      12,436
         Stock awards                                   ---         206         ---         ---

     Weighted average common and dilutive
      potential common shares outstanding         1,607,423   1,883,089   1,577,928   1,828,212
                                                 ==========  ==========  ==========  ==========
              Diluted Earnings Per Share         $     0.76  $     0.60  $     0.26  $     0.20
                                                 ==========  ==========  ==========  ==========


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

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 1999 and December 31, 1998

Total assets increased $13.0 million from $102.8 million at December 31, 1998 to $115.8 million at September 30, 1999 due mainly to increases in the loan portfolio of $11.3 million and securities available for sale of $9.5 million, funded by an increase in FHLB advances of $14.1 million and a decrease in mortgage-backed securities available for sale of $5.3 million.

The Company's net loans receivable increased by $11.3 million from $56.8 million at December 31, 1998 to $68.1 million at September 30, 1999, while securities available-for-sale increased by $9.5 million, from $24.3 million at December 31, 1998 to $33.8 million at September 30, 1999. These increases were mainly offset by decreases in cash and cash equivalents of $3.5 million, from $4.2 million at December 31, 1998 to $778,000 at September 30, 1999, while mortgage-backed securities available-for-sale decreased $5.3 million, from $11.4 million at December 31, 1998 to $6.1 million at September 30, 1999, as lower yielding assets were replaced by higher yielding assets. The Company is considering a policy of selling loans, with servicing retained, in the future to fund loan demand.

Total liabilities at September 30, 1999 were $96.9 million compared to $81.8 million at December 31, 1998, an increase of $15.1 million. The Company's deposits increased by $1.1 million, from $55.4 million at December 31, 1998 to $56.5 million at September 30, 1999. Advances from the Federal Home Loan Bank also increased $14.1 million, from $23.8 million at December 31, 1998 to $37.9 million at September 30, 1999. These increases were the result of leveraging the Company's high capital ratio and provide additional liquidity to fund increased loan demand.

Total Stockholders' Equity at September 30, 1999 was $19.0 million compared to $21.0 million at December 31, 1998, a decrease of $2 million, or 9.5%, due primarily to net earnings of $1.2 million partially offset by a $1.2 million decrease in the unrealized gain on securities available-for-sale, payment of regular dividends totaling $658,000, and treasury stock purchased at a cost of $1.6 million.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and September 30, 1998.

General
Net income was $413,000 for the three months ended September 30, 1999 compared to $360,000 for the three months ended September 30, 1998, an increase of $53,000, or 14.7%. The increase in net income was primarily due to an increase in net interest income as a result of an increase in the balance of average interest earning assets and a decrease in noninterest expense, partially offset by a decrease in noninterest income.

Interest Income
Interest income was $2.1 million for the three months ended September 30, 1999 compared to $1.8 million for the three months ended September 30, 1998, an increase of $300,000, or 16.7%. The increase in interest income was the result of a $20.7 million increase in the average balance of interest-earning assets primarily due to an increase in the average balance of loans receivable. The increase in the average balance was partially offset by a decrease in yield on new loan originations for the three months ended September 30, 1999. The decrease in loan yields was primarily the result of repayments on higher-yielding mortgages being replaced by lower-yielding mortgages.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Interest Expense
Interest expense was $1.1 million for the three months ended September 30, 1999 compared to $852,000 for the three months ended September 30, 1998, an increase of $248,000, or 29.1%. The increase in interest expense was primarily due to an increase of $12.3 million in average balance of FHLB advances, in an attempt to better leverage the Company's high capital ratio and provide additional liquidity to fund increased loan demand, and an increase in the average balance of the Bank's deposits of $12.1 million. The increase in deposits and advances was partially offset by a lower cost of funds, as the Bank's savings account rate declined over the twelve month period.

Provision for Loan Losses
The Bank's provision for loan losses was zero for the three months ended September 30, 1999 compared to $40,000 for the three months ended September 30, 1998. At September 30, 1999, the Bank's allowance for loan losses totaled $253,000, or 0.4% of total loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended September 30, 1999 is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-value ratios are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances over sixty days at September 30, 1999 increased to $1.7 million compared to $758,000 at December 31, 1998. Non-accruing loans at September 30, 1999 totaled $475,000 compared to $777,000 at December 31, 1998.

Noninterest Income
Noninterest income was a loss of $57,000 for the three months ended September 30, 1999 compared to income of $24,000 for the three months ended September 30, 1998. The decrease was primarily due to an increase in the loss on sale of securities of $74,000, as lower yielding assets were liquidated and reinvested in higher yielding assets.

Noninterest Expense
Noninterest expense was $364,000 for the three months ended September 30, 1999 compared to $395,000 for the three months ended September 30, 1998, a decrease of $31,000, or 7.9%. The decrease was primarily a result of a $33,000 decrease in compensation and benefits.

Income Taxes
Income taxes were $149,000 for the three months ended September 30, 1999 compared to $148,000 for the three months ended September 30, 1998, an increase of $1,000, or 0.7%. The increase was primarily a result of a $54,000 increase in pretax earnings, which was partially offset by an increase in income from federally tax-exempt municipal bonds.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine months Ended September 30, 1999 and September 30, 1998.

General
Net income was $1.2 million for the nine months ended September 30, 1999 compared to $1.1 million for the nine months ended September 30, 1998, an increase of $100,000, or 9.1. The increase in net income was primarily due to a decrease in the income tax expense, due to an increase in earnings from municipal securities which are tax free for federal tax purposes, partially offset by an increase in noninterest expense and loss on sale of securities.

Interest Income
Interest income was $5.8 million for the nine months ended September 30, 1999 compared to $5.0 million for the nine months ended September 30, 1998, an increase of $800,000, or 16.0%. The increase in interest income was the result of a $20.9 million increase in the average balance of interest-earning assets primarily due to an increase in the average balance of loans receivable and securities available-for-sale in an attempt to better leverage the Company's high capital ratio. The increase in the average balance was partially offset by a decrease in yield on interest earning assets for the nine months ended September 30, 1999. The decrease in asset yields was primarily the result of repayments on higher-yielding mortgages being replaced by lower-yielding mortgages as long term rates declined in general.

Interest Expense
Interest expense was $3.0 million for the nine months ended September 30, 1999 compared to $2.2 million for the nine months ended September 30, 1998, an increase of $800,000, or 36.4%. The increase in interest expense was primarily due to a $14.2 million increase in the average balance of deposits, as well as a $10.6 million increase in average balance of FHLB advances, used in an attempt to better leverage the Company's capital ratio and to fund increased loan demand.. The $24.8 million increase in average interest bearing liabilities was partially offset by a decrease in the average cost of funds. The decrease in the cost of funds was primarily due to a decline in the Bank's savings account interest rates since October, 1998.

Provision for Loan Losses
The Bank's provision for loan losses was zero for the nine months ended September 30, 1999 compared to $40,000 for the nine months ended September 30, 1998. At September 30, 1999, the Bank's allowance for loan losses totaled $251,000, or 0.4% of total loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended September 30, 1999 is indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-value ratios are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Noninterest Income
Noninterest income was $3,000 for the nine months ended September 30, 1999 compared to $93,000 for the nine months ended September 30, 1998. The decrease was primarily a result of a net loss of $57,000 on sales of securities and a decrease in other income of $11,000.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Noninterest Expense
Noninterest expense was $1.2 million for the nine months ended September 30, 1999 compared to $1.1 million for the nine months ended September 30, 1998, an increase of $100,000. The increase was primarily a result of a $65,000 increase in data processing expense due to the Company's decision to change data processing vendors, and an increase of $16,000 in other expenses, primarily used to grow the loan portfolio, partially offset by an $18,000 decrease in compensation and benefits.

Income Taxes
Income taxes were $455,000 for the nine months ended September 30, 1999 compared to $572,000 for the nine months ended September 30, 1998, a decrease of $117,000, or 20.5%. The decrease was primarily a result of an increase in earnings from municipal securities which are tax free for federal income tax purposes.

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

The Company's interest rate risk increased during the twelve months ended June 30, 1999 due to the large increase in fixed rate loans, funded by fixed rate time deposits and FHLB advances. However, management has taken a number of steps to limit to some extent its interest rate risk. First, the Company focuses its fixed rate loan originations on loans with maturities of 15 years or less. At September 30, 1999, $51.1 million or 94.3% of the Company's one- to four family residential loan portfolio consisted of fixed rate loans having original terms to maturity of 15 years or less. Second, the Company offers balloon loans of 10 years or less in an attempt to decrease its asset/liability mismatch. Third, the Company has maintained a mortgage-backed securities portfolio with adjustable-rates. At September 30, 1999, adjustable rate mortgage-backed securities totaled $6.1 million which represented 6.2% of interest-earning assets. Fourth, the Company has attempted to reinvest the proceeds of most of its borrowings into assets with maturities which are anticipated to be similar to those of its borrowings. Finally, a substantial proportion of the Company's liabilities consists of passbook savings accounts which are believed by management to be somewhat less sensitive to interest rate changes than certificate accounts.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            Quantitative and Qualitative Disclosure About Market Risk

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

The following table sets forth, at June 30, 1999, the latest date for which information is available, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-400 basis points, measured in 100 basis point increments).

                                                  Estimated Increase
Change in Interest    Estimated   Ratio of NPV    (Decrease) in NPV
       Rates             NPV           to        -------------------
  (Basis Points)       Amount     Total Assets   Amount      Percent
------------------ -------------- -------------  -------------------
       +300               796          7.92       (10,143)    (56)
       +200             11,245         10.81       (6,814)    (38)
       +100             14,679         13.56       (3,380)    (19)
        ---             18,059         16.06          ---     ---
       -100             21,370         18.33        3,311      18
       -200             25,174         20.76        7,115      39
       -300             29,421         23.27       11,361      63

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

In June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposure to change in fair value, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amount excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. This Statement will have no effect on the Company.

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

Year 2000

As the year 2000 approaches, a significant business issue has emerged regarding how existing application software programs and operating systems can accommodate the date value for the year 2000. Many existing software application products, including software application products used by the Bank and its suppliers and customers, were designed to accommodate only a two-digit date value, which represents the year. For example, information relating to the year 1996 is stored in the system as "96". As a result, the year 1999 (i.e. "99") could be the maximum date value that these systems will be able to process accurately. In response to concerns about this issue, regulatory agencies have begun to monitor holding companies' and banks' readiness for the year 2000 as part of the regular examination process. The Company presently believes that with modification to existing software, conversion to new software, and conversion to a new third party data processor, the year 2000 issue will not pose significant operational problems for the Company's computer systems or business operations. Implementation of the Company's plan to test in-house and out-sourced software has been underway since the first quarter of 1998. Testing of applications considered  to be "mission  critical"  was  completed  in October,  1999.  Total compliance of all systems is expected by management to be completed by the October, 1999; management currently estimates that such compliance will cost $15,000. The team for the plan is responsible for the implementation of the plan and reports to the Company's Board of Directors on a monthly basis until the plan is completed. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material adverse impact on the operations of the Company. In addition, there can be no assurance that unforeseen problems in the Company's computer systems, or the systems of third parties on which the Company's computers rely, will not have an adverse effect on the Company's systems or operations.
Additionally,  failure  of the  Bank's  customers'  to  prepare  for  year  2000 compatibility could have a significant adverse effect on such customer's operations and profitability, thus inhibiting their ability to repay loans and adversely affecting the Bank's operations. The Company does not have sufficient information accumulated from customers of the Bank to enable the Company to assess the degree to which customers' operations are susceptible to potential problems relating to the year 2000 issue.

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

                                   PS FINANCIAL, INC.
                                   (Registrant)



Date: November 15, 1999            By: /s/Kimberly Rooney
     ------------------            ---------------------------------------------
                                   Kimberly Rooney
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date: November 15, 1999            By: /s/Jeffrey Przybyl
     ------------------            ---------------------------------------------
                                   Jeffrey Przybyl
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)