Form 10KSB
period 1999-12-31
PS FINANCIAL INC
filed 2000-03-30
CIK 1021575

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For  the  transition  period  from   ________________  to  ___________
         Commission File Number

                               PS FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                          36-4101473
-------------------------------------         ---------------------------------
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization                         Identification Number)

4800 South Pulaski Road, Chicago, Illinois                   60632-4195
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                   (Zip Code)

       Registrant's telephone number, including area code: (773) 376-3800


      Securities Registered Pursuant to Section 12(b) of the Exchange Act:
                                      None
      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

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

         YES [X] NO [ ].

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

         State issuers' revenues for its most recent fiscal year: $8.0 million

         As of March 24, 2000, the Registrant had 1,669,290 shares of Common Stock issued and outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of March 24, 2000, was $20.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999.
         Part III of Form 10-KSB - Portions of The Proxy Statement for Annual Meeting of Stockholders to be held in 2000.

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

         At December 31, 1999, the Company had total assets of $121.4 million, deposits of $64.0 million and stockholders' equity of $18.9 million. The executive offices of the Company are located at 4800 South Pulaski Road, Chicago, Illinois 60632, and its telephone number at that address is (773) 376-3800.

         As a community-oriented financial institution, PS Financial seeks to serve the financial needs of communities in its market area. PS Financial, Inc.'s business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one- to four-family residential mortgage loans and, to a lesser extent, multi-family and commercial real estate in its market area. The Company also invests in mortgage-backed and other securities and other permissible investments.

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

Lending Activities

         General. The principal lending activity of the Company is originating for its portfolio fixed rate mortgage loans secured by one- to four-family residences located primarily in the Company's market area. To a much lesser extent, PS Financial also originates commercial real estate, multi-family and consumer loans in its market area. At December 31, 1999, the Company's total loans receivable, net totaled $72.2 million. See "- Originations and Purchases of Loans".

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                                      December 31,
                               --------------------------------------------------------------------------------------
                                    1999              1998                1997             1996               1995
                               ---------------  ----------------  ---------------  ----------------  ----------------
                               Amount  Percent  Amount   Percent  Amount  Percent  Amount   Percent  Amount   Percent
                               ------- -------  -------  -------  ------- -------  ------- --------  -------  -------
                                                                 (Dollars in Thousands)
Real Estate Loans:
  One- to four-family          $56,408  77.55%  $44,297   77.10%  $29,129  77.07%  $26,998   73.72%  $25,858   73.44%
  Multi-Family                   9,446  12.99     8,006   13.93     5,636  14.91     6,088   16.62     6,094   17.31
  Commercial                     6,380   8.77     5,135    8.94     2,953   7.81     3,183    8.69     2,953    8.39
  Construction                     499   0.68        -      --         67   0.18       336    0.92       286    0.81
                               ------- -------  -------  -------  ------- -------  ------- --------  -------  -------
  Total  real estate loans      72,733  99.99    57,438   99.97    37,785  99.97    36,605   99.95    35,191   99.95

Consumer Loans:
  Deposit Account                    6   0.01        15    0.03        11   0.03        17    0.05        18    0.05
                               ------- -------  -------  -------  ------- -------  ------- --------  -------  -------
    Total loans                 72,739 100.00%   57,453  100.00%   37,796 100.00%   36,622  100.00%   35,209  100.00%
                                       ======            ======           ======            ======            ======
Less:

  Deferred fees anddiscounts       294              373               443              493               548
  Allowance for loan losses        266              258               186              186               136
                               -------          -------           -------          -------           -------
  Total loans receivable, net  $72,179          $56,822           $37,167          $35,943           $34,525
                               =======          =======           =======          =======           =======

         The following table shows the composition of the Company's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                      December 31,
                               --------------------------------------------------------------------------------------
                                    1999              1998                1997             1996               1995
                               ---------------  ----------------  ---------------  ----------------  ----------------
                               Amount  Percent  Amount   Percent  Amount  Percent  Amount   Percent  Amount   Percent
                               ------- -------  -------  -------  ------- -------  ------- --------  -------  -------
                                                                 (Dollars in Thousands)
Fixed Rate Loans:
Real Estate
  One- to four-family           $56,408   77.55% $44,297    77.10% $29,129   77.07% $26,998    73.72%  $25,858    73.44%
  Multi-family                    9,446   12.99    8,006    13.93    5,636   14.91    6,088    16.62     6,094    17.31
  Commercial                      6,380    8.77    5,135     8.94    2,953    7.81    3,183     8.69     2,953     8.39
                                ------- -------  -------  -------  ------- -------  -------  -------   -------  -------
    Total real estate loans      72,234   99.31   57,438    99.97   37,718   99.79   36,269    99.03    34,905    99.14
Consumer loans                        6    0.01       15     0.03       11    0.03       17     0.05        16     0.05
                                ------- -------  -------  -------  ------- -------  -------  -------   -------  -------
    Total fixed-rate loans       72,240   99.32   57,453   100.00   37,729   99.82   36,286    99.08    34,921    99.19

Adjustable-Rate Loans:
  Real estate - construction        499    0.68        -       --       67    0.18      336     0.92       286     0.81
  Consumer loans                      -     --         -      --         -     --        -       --          2      --
                                ------- -------  -------  -------  ------- -------  -------  -------   -------  -------
    Total adjustable-rate loans     499    0.68        -      --        67    0.18      336     0.92       288     0.81
                                ------- -------  -------  -------  ------- -------  -------  -------   -------  -------
Total loans                      72,739  100.00%  57,453   100.00%  37,796  100.00%  36,622   100.00%   35,209   100.00%
                                         ======            ======           ======            ======            ======
Less:
  Deferred fees and discounts       294              373               443              493                548
  Allowance for loan losses         266              258               186              186                136
                                -------          -------           -------          -------            -------
    Total loans receivable, net $72,179          $56,822           $37,167          $35,943            $34,525
                                =======          =======           =======          =======            =======

         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at December 31, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                               Real Estate
                          ---------------------------------------------------------------------------------
                            One- to Four-Family    Multi-family            Commercial       Construction
                          ---------------------- --------------------- ------------------ -----------------
        Due During                 Weighted                  Weighted           Weighted          Weighted
       Period Ending                Average                  Average             Average           Average
       December 31,         Amount   Rate         Amount       Rate      Amount   Rate    Amount    Rate
------------------------- -------- ------------- --------- ----------- -------- --------- ------- ---------
                                                  (Dollars in Thousands)

2000                      $   173      8.11%    $   --           --%    $  365    9.90%     $ --      --%
2001                          268      8.20        138         8.86        311    8.08       499    9.50
2002 and 2003                 606      8.24        480         8.26        320    8.44         -      --
2004 to 2008               23,157      7.74      5,697         8.44      3,112    8.78         -      --
2009 to 2023               32,204      7.69      3,131         8.29      2,272    8.51         -      --
                          -------               ------                  ------              ----
                          $56,408      7.72%    $9,446         8.39%    $6,380    8.70%     $499    9.50%
                          =======               ======                  ======              ====

                                    Consumer                    Total
                          ------------------------- ---------------------------
        Due During                       Weighted                    Weighted
       Period Ending                      Average                     Average
       December 31,         Amount         Rate         Amount         Rate
------------------------- ------------ ------------ ------------- -------------

2000                            $6         6.00%      $   544         9.28%
2001                             -           --         1,216         8.78
2002 and 2003                    -           --         1,406         8.29
2004 to 2008                     -           --        31,966         7.96
2009 to 2023                     -           --        37,607         7.79
                                --                    -------
Total                           $6         6.00%      $72,739         7.90%
                                ==                    =======


         The total amount of loans due after December 31, 2000 which have predetermined interest rates is $71.7 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $499,000.

         Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1999, based on the above, the Bank's regulatory loans-to-one borrower limit was approximately $1.9 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. As of December 31, 1999, the largest dollar amount outstanding or committed to be lent to one borrower, or group of related borrowers, was five loans to one borrower totaling $1.4 million, secured by multi-family and one- to four-family real estate. The second largest group of loans outstanding to one borrower was three loans totaling $816,000 secured by commercial and one- to four-family real estate. At December 31, 1999, these loans were performing in accordance with their terms.

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

         As of December 31, 1999, $9.4 million or 12.9% of the Company's one- to four-family residential loan portfolio were secured by properties with two or more units. At that date, the average outstanding residential loan balance was approximately $95,000.

         The Company currently offers fixed-rate mortgage loans with maturities from 15 to 25 years and balloon loans with terms of up to 15 years with 25 year amortization schedules. Interest rates and fees charged on these fixed-rate loans are established on a regular basis according to market conditions. See "- Originations and Purchases of Loans".

         The Company also originates a limited number of loans secured by condominiums located in its market area. Condominium loans are made on substantially the same terms as one- to four-family loans. At December 31, 1999, the Company had $6.0 million of condominium loans.

         PS Financial will generally lend up to 80% (or up to 85% on a case-by-case basis) of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans. The loan-to-value ratio on non-owner occupied, one- to four-family loans is generally 80% of the lesser of the sales price or appraised value of the security property. Non-owner occupied one- to four-family loans may pose a greater risk to the Company than traditional owner occupied one- to four-family loans. In underwriting one- to four-family residential real estate loans, the Company currently evaluates the borrower's ability to make principal, interest and escrow payments, the value of the property that will secure the loan and debt to income ratios.

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

         Multi-family and Commercial Real Estate Lending. In recognition of the many small apartment buildings and businesses in the Company's market area and in order to increase the interest rate sensitivity and yield of its loan portfolio and to complement residential lending opportunities, the Company has originated permanent multi-family and commercial real estate loans. At December 31, 1999, the Company had $6.4 million in commercial real estate loans, representing 8.8% of the total loan portfolio, and $9.4 million in multi-family loans, or 13.0% of the Company's total loan portfolio.

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

         The table below sets forth, by type of security property, the number and amount of the Company's multi-family and commercial real estate loans at December 31, 1999. Substantially all of the loans referred to in the table below are secured by properties located in the Company's market area.

                                                Outstanding     Amount
                                     Number of   Principal  Non-Performing
                                       Loans      Balance   or of Concern
                                     --------- ------------ -------------
                                            (Dollars in Thousands)
Commercial Real Estate
  Small business facilities           40           $ 5,555        $ 158
  Office Buildings                     5               825            -
Multi-family                          47             9,446            -
                                    ----           -------        -----
  Total multi-family and
  commercial real estate loans        92           $15,826        $ 158
                                    ====           =======        =====

         At December 31, 1999, the Company's largest commercial real estate or multi-family loan outstanding totaled $577,000 and was secured by a 12 unit apartment complex located in Darien, Illinois.

         Multi-family and commercial real estate loans may present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. At December 31, 1999, there were no multi-family or commercial real estate loans delinquent 90 days or more.

         Construction Lending. The Company occasionally purchases participation interests in construction loans to builders or developers for the construction of small residential or commercial properties. Such properties are generally located in Illinois. At December 31, 1999, the Company's construction lending portfolio consisted of a participation interest in a construction loan of $499,000, or 0.68% of the Company's real estate loan portfolio.

         Consumer Lending. Federally chartered savings institutions may invest up to 35% of assets in consumer loans (including any investment in investment grade and commercial paper and corporate debt securities). The Company originates consumer loans secured by deposit accounts. At December 31, 1999, consumer loans totaled $6,000, or 0.01% of the Company's total loan portfolio. In order to increase the yield and interest rate sensitivity of its loan portfolio, management is also considering offering various types of home equity loans.

Originations and Purchases of Loans

         Real estate loans are originated by PS Financial's staff through referrals from existing customers or real estate agents. In order to increase the size of the loan portfolio, the Company has utilized the services of an area mortgage broker who receives a fee for each mortgage originated for the Company. The broker serves the same market area as the Company, and the loans share the same characteristics as the Company's existing loans. Through December 31, 1999, the Company originated $16.8 million loans through this broker.

         The Company's ability to originate loans is dependent upon customer demand for loans in its market and to a limited extent, various marketing efforts. Demand is affected by both the local economy and the interest rate environment. See "- Market Area". Under current policy, all loans originated by PS Financial are retained in the Company's portfolio.

         In the past, the Company has purchased participation interests in construction loans originated by a local financial institution. All such loans are secured. At December 31, 1999, the Company had $499,000 of participation interests in construction loans. The Company intends to continue to purchase such loans in the future, subject to market conditions.

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


                                                              Year Ended
                                                              December 31,
                                                           ------------------
                                                             1999      1998
                                                           ------------------
                                                              (In Thousands)
Originations by type:
         Real estate    - one- to four-family              $21,612     22,733
                        - multi-family                       2,899      4,314
                        - commercial                         2,754      2,696
         Passbook                                                -         12
                                                           -------     ------
             Total loans originated                         27,265     29,755
                                                           -------     ------
Purchases
         Real estate - construction                            435          0

Repayments
         Principal repayment                                12,233     10,098
         (Increase) decrease in other items, net (1)           110          2
                                                           -------     ------
                                                           $15,357    $19,655
                                                           =======     ======
Footnotes
---------
(1) Other items consist primarily of deferred fees and the allowance for loan losses.

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

         Real estate acquired by PS Financial as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value less estimated selling costs. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized. In 1999, four single family residences were acquired through foreclosure, with two properties subsequently sold in the spring of 2000.

         The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1999.


                                                                          Loans Delinquent For:
                                    ----------------------------------------------------------------------------------------------
                                               30-59 Days                       60-89 Days                    90 Days and Over
                                    -------------------------------- ------------------------------- -----------------------------
                                                           Percent                          Percent                        Percent
                                                           of Loan                          of Loan                        of Loan
                                      Number    Amount     Category    Number    Amount    Category    Number   Amount    Category
                                    --------- ----------- ---------- --------- ---------- ---------- --------- -------- ----------
                                                                          (Dollars in Thousands)
Real Estate:
     One- to Four-Family                    10    $1,029     1.82%        3      $306       0.54%          11   $1,097     1.95%
     Multi-family                            -         -       --         -         -         --            -        -       --
     Commercial real estate                  -         -       --         -         -         --            1      158     2.48
     Construction or development             -         -       --         -         -         --            -        -       --
     Consumer                                -         -       --         -         -         --            -        -       --
     Commercial Business                     -         -       --         -         -         --            -        -       --

Consumer                                     -         -       --         -         -         --            -        -       --
                                          ----    ------               ----      ----                    ----   ------
         Total                              10    $1,029     1.41%        3      $306       0.42%          12   $1,255     1.73%
                                          ====    ======               ====      ====                    ====   ======

                                             Total Delinquent Loans
                                        --------------------------------
                                                               Percent
                                                               of Loan
                                         Number     Amount     Category
                                        --------- ----------  ----------
Real Estate:
     One- to Four-Family                     24     $2,432     4.31%
     Multi-family                             -          -       --
     Commercial real estate                   1        158     2.48
     Construction or development              -          -       --
     Consumer                                 -          -       --
     Commercial Business                      -          -       --
Consumer                                      -          -       --
                                           ----     ------
         Total                               25     $2,590     3.56
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

         On the basis of management's review of its assets, at December 31, 1999, the Company had classified a total of $1.1 million of its loans and $454,000 of foreclosed one- to four-family real estate.


                                                         December 31, 1999
                                                         -----------------
                                                          (In Thousands)

Substandard................................................... $1,537
Doubtful......................................................    ---
Loss..........................................................    ---
                                                                -----
     Total.................................................... $1,537
                                                               ======

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


                                                              December 31,
                                                        ------------------------
                                                           1999           1998
                                                        ----------- ------------
                                                         (Dollars in Thousands)
Non-accruing loans over 90 days delinquent:
     One- to four-family                                 $  876          $  777
     Multi-family                                             -               -
     Commercial real estate                                 158               -
     Commercial business                                      -               -
         Total                                            1,034             777
                                                         ------          ------
Accruing loans delinquent more than 90 days                 221             372
Foreclosed assets                                           454               -
                                                         ------          ------
Total non-performing assets                              $1,709          $1,149
                                                         ======          ======
Total as a percentage of total assets                      1.40%           1.11%
                                                         ======          ======

         For the year ended December 31, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $106,000. The amounts that were included in interest income on such loans were $83,000.

         At December 31, 1999, the Company's non-accruing loans greater than 90 days included nine loans secured by single-family real estate totaling $876,000 and one loan secured by commercial real estate totaling $158,000. Foreclosed assets consisted of four single family residences, two of which were subsequently sold in 2000.

         Other Assets of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 1999, there were no loans or other assets with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         The following table sets forth an analysis of the Company's allowance for loan losses.




                                                       Year Ended December 31,
                                                      ------------------------
                                                       1999            1998
                                                      ----------- ------------
                                                       (Dollars in Thousands)
Balance at beginning of year                             $258           $186
Charge-offs                                                (7)           (19)
Recoveries                                                  -             11
                                                        -----          -----
Net charge-offs                                            (7)            (8)
Additions charged to operations                            15             80
                                                        -----          -----
Balance at end of year                                   $266           $258
                                                        =====          =====
Ratio of net charge-offs during the year to
average loans outstanding during the year                0.01%          0.01%
                                                        =====          =====
Ratio of net charge-offs during the year to
average non-performing assets                            0.01%          0.01%
                                                        =====          =====
Ratio of allowance for loan losses to total loans        0.37%          0.45%
                                                        =====          =====

The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:

                                               December 31,
                       ---------------------------------------------------------
                                    1999                         1998
                       ---------------------------- ----------------------------
                                            Percent                     Percent
                                           of Loans                     of Loans
                                  Loan      in Each             Loan    in Each
                       Amount of   Amounts Category  Amount of Amounts  Category
                       Loan Loss     by    to Total  Loan Loss    by    to Total
                       Allowance  Category   Loans   Allowance Category  Loans
                       --------- --------- -------- ---------- -------- --------
                                              (In Thousands)
One- to four-family      $ 56    $56,408    77.55%     $ 44    $44,297    77.10%
Multi-family               28      9,446    12.99        24      8,006    13.93
Commercial real estate     15      6,380     8.77        12      5,135     8.94
Construction                7        499     0.68         -          -        -
Consumer                    -          6     0.01         -         15     0.03
Unallocated               160          -        -       178          -        -
                         ----    -------   ------      ----    -------   ------
     Total               $266    $72,739   100.00%     $258    $57,453   100.00%
                         ====    =======   ======      ====    =======   ======

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

         Investment Activities

         General. PS Financial must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, PS Financial has maintained liquid assets at levels significantly above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 1999, the Bank's liquidity ratio for regulatory purposes was 24.8%.

         Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Company's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. At December 31, 1999, the Company had no securities which were classified as trading and no securities classified as held-to-maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of stockholders' equity. At December 31, 1999, $35.5 million of securities and $5.6 million of mortgage-backed securities were classified as available-for-sale.

         Securities. In order to supplement loan volume, invest excess liquidity and increase holdings of short and medium term assets, the Company invests in liquidity investments and in high-quality investments, such as U.S. Treasury and agency obligations. At December 31, 1999 and December 31, 1998, the Company's securities portfolio totaled $35.6 million and $27.6 million, respectively. At December 31, 1999, the Company did not own any investment securities of a single issuer which exceeded 10% of stockholders' equity, other than U.S. government securities and federal agency obligations. See Note 2 of the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as
Exhibit 13 for additional information regarding the Company's securities portfolio.

         The following table sets forth the composition of the Company's securities and other earning assets, other than mortgage-backed securities and loans receivable, at the dates indicated.



                                                       December 31,
                                        ------------------------------------
                                                 1999             1998
                                        ----------------- ------------------
                                        Carrying   % of   Carrying    % of
                                         Value     Total    Value    Total
                                        --------- ------- --------- --------
Securities available-for-sale
     U.S. government securities           $     -   0.00%   $     -   0.00%
     Federal agency obligations            25,630  72.10     14,951  54.18
     Municipal securities                   8,003  22.51      9,367  33.94
     Equity securities                      1,917   5.39      3,278  11.88
                                          ------- ------    ------- ------
         Total securities                 $35,550 100.00%   $27,596 100.00%
                                          ======= ======    ======= ======
Average remaining life of securities          11.30 yrs.       13.12 yrs.

Other earning assets:
     Interest-bearing deposits
          with other banks                $ 2,596  57.40%   $ 3,948  74.96%
     Federal Home Loan Bank stock           1,927  42.60      1,319  25.04
                                          ------- ------    ------- ------
         Total                            $ 4,523 100.00%   $ 5,267 100.00%
                                          ======= ======    ======= ======

         The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.


                                                                         December 31, 1999
                              -----------------------------------------------------------------------------------------------------
                               Less Than           1 to 5           5 to 10            Over
                                 1 Year            Years             Years           10 Years                Total Securities
                              -----------------------------------------------------------------------------------------------------
                               Amortized Cost    Amortized Cost    Amortized Cost   Amortized Cost    Amortized Cost     Fair Value
                              -----------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
U.S. government securities        $-               $    -           $     -           $     -            $     -         $     -
Federal agency securities          -                2,498            22,267             2,065             26,830          25,630
Municipal securities               -                    -             1,537             7,306              8,843           8,003
Equity securities                  -                  598                 -             1,537              2,135           1,917
                                 ---               ------           -------           -------            -------         -------
Total investment securities        -               $3,096           $23,804           $10,908            $37,808         $35,550
                                 ===               ======           =======           =======            =======         =======
Weighted average yield                              6.40%             6.75%             7.12%              6.20%


         See Note 2 of the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13 for a discussion of the Company's securities portfolio.

         Mortgage-Backed Securities. In order to supplement loan and investment activities, the Company invests in mortgage-backed securities.

         Consistent with its asset/liability management strategy, at December 31, 1999, $5.6 million, or 100.0% of the Company's mortgage-backed securities have adjustable interest rates. For information regarding the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as
Exhibit 13.

         As of December 31, 1999, all of the mortgage-backed securities owned by the Company were issued, insured or guaranteed either directly or indirectly by a federal agency. As a result, the Company did not have any mortgage-backed securities in excess of 10% of stockholders' equity except for federal agency obligations.

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.


                                                 December 31,
                                   ----------------------------------------
                                            1999               1998
                                   ------------------- --------------------
                                   Carrying   % of      Carrying    % of
                                     Value    Total       Value    Total
                                   --------- --------- ---------- ---------
                                             (Dollars in Thousands)
Mortgage-backed securities
    available for sale:
GNMA                                  $1,825  32.38%     $ 3,053   26.89%
FNMA                                   2,656  47.13        4,757   41.90
FHLMC                                  1,155  20.49        3,544   31.21
                                      ------ ------      -------  ------
Total mortgage-backed securities      $5,636 100.00%     $11,354  100.00%
                                      ====== ======      =======  ======

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at December 31, 1999.

                                                             Due In             December 31,
                                            -----------------------------------   1999
                                            Less Than  1 to    5 to 10   Over   Amortized
                                              1 Year  5 Years   Years  10 Years    Cost
                                            --------- -------- ------- -------- ----------
                                                            (In Thousands)
Federal Home Loan Mortgage Corporation         $-        $-       $-   $1,155     $1,215
Federal National Mortgage Association           -         -        -    2,656      2,707
Government National Mortgage Association        -         -        -    1,825      1,852
                                               --        --       --   ------     ------
         Total                                  -        $0       $0   $5,636     $5,774
                                                         ==       ==   ======     ======

         At December 31, 1999, all mortgage-backed securities had floating or adjustable rates.


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

         The following table sets forth the savings flows at the Company during the periods indicated.

                                        Year Ended December 31,
                              ---------------------------------------------
                               1999               1998               1997
                              -------            -------            -------
                                          (Dollars in Thousands)
Opening balance               $55,429            $41,275            $42,203
Deposits                       56,272             45,699             33,220
Withdrawals                   (49,084)           (33,662)           (35,634)
Interest Credited               1,366              2,117              1,486
                              -------            -------            -------
Ending balance                $63,983            $55,429            $41,275
                              =======            =======            =======
Net increase (decrease)        $8,554            $14,154              $(928)
                              =======            =======            =======
Percent increase (decrease)     15.43%             34.29%             (2.20)%
                              =======            =======            =======

         The following table sets forth the dollar amount of savings deposits and the various types of deposit programs offered by the Company as of the dates indicated.

                                                December 31,
                                   -------------------------------------
                                           1999                 1998
                                   ------------------ ------------------
                                            Percent             Percent
                                   Amount  of Total     Amount  of Total
                                   ------- ---------- --------- --------
                                          (Dollars in Thousands)
Transactions and Savings Deposits
---------------------------------
  Savings Accounts - 3.00% (1)      $18,944  29.61%     $19,577  35.33%
  Transaction Accounts  - 0.00% (1)     326   0.51          156   0.28
  Money Market Accounts - 3.25% (1)   1,141   1.78        1,477   2.66
                                    ------- ------      ------- ------
Total Non-Certificates               20,411  31.90       21,210  38.27
                                    ------- ------      ------- ------
Certificates
     4.00 - 5.99%                    27,014  42.22       33,708  60.81
     6.00 - 7.99%                    16,558  25.88          511   0.92
                                    ------- ------      ------- ------
Total Certificates                   43,572  68.10       34,219  61.73
                                    ------- ------      ------- ------
Total Deposits                      $63,983 100.00%     $55,429 100.00%
                                    ======= ======      ======= ======

--------------------------
(1)  At December 31, 1999.

         The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1999.



              Less Than   1 to 2   2 to 3   3 to 4  4 to 5
                1 Year    Years    Years    Years   Years   Total
              -----------------------------------------------------
                             (Dollars in Thousands)

4.00 - 4.99%  $11,408   $1,012     $ 70     $ 12    $104   $12,606
5.00 - 5.99%   12,510    1,542      197      159       -    14,408
6.00 - 6.99%   12,411    3,503      302      255       -    16,471
7.00 - 7.99%       87        -        -        -       -        87
              -------   ------     ----     ----    ----   -------
              $36,416   $6,057     $569     $426    $104   $43,572
              =======   ======     ====     ====    ====   =======

         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1999.
                                                 Maturity
                                 -------------------------------------------
                                            Over    Over
                                 3 Months  3 to 6  6 to 12   Over
                                  or Less  Months  Months  12 Months  Total
                                 -------------------------------------------
Certificates of deposit
     of less than $100,000        $7,493  $13,528  $12,676  $7,045   $40,742
Certificates of deposit
     of $100,000 or more             825      470    1,424     111     2,830
                                  ------  -------  -------  ------   -------
Total certificates of deposit     $8,318  $13,998  $14,100  $7,156   $43,572
                                  ======  =======  =======  ======   =======

         For additional information regarding the composition of the Company's deposits, see Note 6 of the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13.

         Borrowings. PS Financial's available sources of funds include advances from the FHLB of Chicago and other borrowings. The Bank's FHLB advances to date have primarily consisted of borrowings to fund security purchases. As a member of the FHLB of Chicago, the Company is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. For additional information regarding the Company's FHLB advances, see Note 7 of the Notes to Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13.

         The following table set forth the maximum month-end balance and average balance of FHLB advances as of the dates indicated.

                                                        December 31,
                                             --------------------------------
                                                    1999              1998
                                             --------------------------------
                                                   (Dollars in Thousands)

Maximum Balance                                    $37,405          $23,764
Average Balance                                    $31,474          $20,154
Weighted average interest rate for the year           5.58%            5.82%

Subsidiary Activities

         On November 1, 1999, PS Financial sold its one wholly owned service corporation, Preferred Service Corporation (the "Subsidiary"). The Subsidiary, an Illinois corporation, was incorporated in 1969 and sold casualty, disability and credit life insurance on an agency basis.

         The Subsidiary had nominal net income for the ten month period ended October 31, 1999. At October 31, 1999, PS Financial's investment in the Subsidiary totaled $1,696.

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

         Competition for deposits is principally from commercial banks, credit unions, mutual funds, securities firms and other savings institutions located in the same communities. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering competitive rates, convenient business hours and a customer oriented staff.

Employees

         At December 31, 1999, the Company had a total of 17 full-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1999, the Bank's lending limit under this restriction was $1.9 million. The Bank is in compliance with the loans-to-one-borrower limitation.

Insurance of Accounts and Regulation by the FDIC

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

Regulatory Capital Requirements

         Federally insured institutions are required to maintain minimum capital capital standards, including a tangible capital, a leverage ratio (or core capital) and a risk-based capital requirement.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets as defined by regulation. At December 31, 1999, the Bank had tangible capital of $14.0 million, or 11.8% of adjusted total assets, which is approximately $12.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3%-4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 1999, the Bank had core capital equal to $14.0 million, or 11.8% of adjusted total assets, which is $9.3 million above the minimum leverage ratio requirement of 4% as in effect on that date.

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

         On  December  31,  1999,  the Bank had total  capital of $14.2  million
(including $14.0 million in core capital and $266,000 in qualifying supplementary capital) and risk-weighted assets of $57.4 million; or total capital of 24.8% of risk-weighted assets. This amount was $9.6 million above the 8% requirement in effect on that date.

         The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. These actions may include submission of a capital restoration plan and various restrictions on an institution's growth and operations. In severe cases the FDIC of the OTS may appoint a conservator or a receiver for the institution.

         The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability.

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

Qualified Thrift Lender Test

         All savings institutions, including PS Financial, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Such assets primarily consist of residential housing related loans and investments. At December 31, 1999, the Bank met the test with 85.9% of its portfolio assets in qualified thrift investments and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "Holding Company Regulation."

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the OTS, in connection with the examination of PS Financial, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by PS Financial. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. PS Financial was examined for CRA compliance in November 1999 and received a rating of satisfactory.

Holding Company Regulation

         The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. The Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than PS financial or any other SAIF-insured savings association) would generally become subject to additional restrictions.

         If PS Financial fails the QTL test, within one year of such failure the
Company  must  register  as,  and  will  become  subject  to,  the   significant
restrictions applicable to bank holding companies.

Recent Legislation

         On November 12,1999, the Gramm-Leach-Bliley Act, which modernizes the financial services industry by, among other things, permitting banking, insurance and securities companies to combine, was signed into law. It is unclear what impact this legislation will have on our operations, although the anticipated creation of larger and stronger financial services competitors could materially affect our operations.

Federal Securities Law

         The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally executive officers, directors and 10% stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Home Loan Bank System

         PS Financial is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to be used for residential home financing.

         As a member, PS Financial is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1999, PS Financial had $1.9 million in FHLB stock, which was in compliance with this requirement. Dividends on the FHLB stock were 6.75% for 1999.

Federal and State Taxation

         Savings associations such as the Bank are permitted to establish reserves for bad debts using an experience method and to make annual additions which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes.

         In addition to the regular income tax, corporations, including savings institutions, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. The Company does not expect to be subject to the alternative minimum tax.

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

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Executive Officers of the Holding Company and the Bank Who Are Not Directors

         Jeffrey Przybyl, age 34. Mr. Przybyl is currently serving as Chief Financial Officer of the Company and the Bank, a position he has held since 1993. As Chief Financial Officer, Mr. Przybyl is responsible for overseeing the accounting and financial reporting functions of the Company and the Bank.

Certain Supplemental Financial Information

         The Company's dividend payout ratio was 53.47% for the year ended 1999 and 548.78% for the year ended 1998. The Company's return on assets was 1.44% for the year ended 1999, compared to 1.66% for the year ended 1998. Return on equity was 8.10% for 1999, compared to 6.69% for 1998. Average equity to average assets was 17.76% for the year ended 1999, compared to 24.84% for the year ended 1998.

         Item 2. Properties

         PS Financial conducts its business at its stand-alone office located at 4800 South Pulaski Road, Chicago, Illinois. The Company's 5,000 square foot office was acquired in 1980 and had a net book value of $277,000 at December 31, 1999. At December 31, 1999, the total net book value of PS Financial's premises and equipment (including land, building and leasehold improvements, and furniture, fixtures and equipment) was approximately $477,000. The Company believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Company.

         The Company's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Company at December 31, 1999 was approximately $71,000.

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


Item 4. Submissions of Matters to a Vote of Securities Holders

         No matter was submitted to a vote of Security holders, through the solicitation of proxies or otherwise during the quarter ended December 31, 1999.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         Page 45 of the Company's 1999 Annual Report to stockholders attached hereto as Exhibit 13 is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 5 through 19 of the Company's 1999 Annual Report to stockholders attached hereto as Exhibit 13 is herein incorporated by reference.

Item 7. Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1999, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                      Pages in
Annual Report Section                                              Annual Report
----------------------------                                       -------------
Selected Consolidated Financial Information                              2-4
Management's Discussion and Analysis of Financial                        5-18
  Condition and Results of Operations
Report of Independent Auditors                                             19
Consolidated Statements of Financial Condition as of December 31,          20
  1999 and 1998
Consolidated Statements of Income for the Years                            21
  Ended December 31, 1999, 1998 and 1997
Consolidated Statements of Stockholders'                                22-23
  Equity for the Years Ended December 31, 1999,
  1998 and 1997
Consolidated Statements of Cash Flows for the                           24-25
  Years Ended December 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements                              26-45

         With the  exception of the  aforementioned  information,  the Company's
Annual Report to Stockholders for the year ended December 31, 1999, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                    PART III

Item 9. Directors, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this 10-KSB is incorporated herein by reference.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits
                                                                 Reference to
Regulation                                                      Prior Filing or
S-K Exhibit                                                     Exhibit Number
   Number   Document                                            Attached Hereto
--------------------------------------------------------------------------------
      2     Plan of acquisition, reorganization, arrangement,              None
            liquidation or succession
     3(i)   Articles of Incorporation                                       *
    3(ii)   By-Laws                                                         *
      4     Instruments defining the rights of security holders,            *
            including debentures
      9     Voting Trust Agreement                                         None
     10     Material contracts                                             None
    10.1    Employment agreement with Kimberly P. Rooney                    *
    10.2    Change-in-control severance agreements
               with certain executive officers                              *
    10.3    Stock Option and Incentive Plan                                 *
    10.4    Recognition and Retention Plan                                  *
     11     Statement regarding computation of per share                   None
            earnings
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

Footnotes
---------

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


                                             PS FINANCIAL, INC.
Date:     March 30, 2000                 By: Kimberly P. Rooney
          ----------------------             -----------------------------------
                                             Kimberly P. Rooney (Duly
                                             Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    Kimberly P. Rooney                By:   S. J. Ptak
       -------------------------------         ---------------------------------
       Kimberly P. Rooney, President,          S. J. Ptak, Chairman of the Board
         Chief Executive Officer and
         Director (Principal Executive
         and Operating Officer)

Date:  March 30, 2000                    Date: March 30, 2000
       ------------------------                ------------------------

By:    Edward Wolak                      By:   L. G. Ptak
       -------------------------------         ---------------------------------
       Edward Wolak, Director                  L.G. Ptak, Director and Secretary

Date:  March 30, 2000                    Date: March 30, 2000
       ------------------------                ------------------------

By:    Rocco Di Iorio                    By:   By: Jeanine M. McInerney
       -------------------------------         ---------------------------------
       Rocco Di Iorio Director                 Jeanine M. McInerney, Director

Date:  March 30, 2000                    Date: March 30, 2000
       ------------------------                ------------------------

By:    Jeffrey Przybyl
       -------------------------------
       Jeffrey Przybyl, Treasurer
         and Chief Financial Officer
         (Principal Financial and
         Accounting Officer)

Date:  March 30, 2000
       ------------------------