Form 10QSB
period 2000-03-31
PS FINANCIAL INC
filed 2000-05-15
CIK 1021575

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

                        [x] Quarterly Report pursuant to
                           Section 13 or 15 (d) Of The
                         Securities Exchange Act of 1934

                    For the Three Months Ended March 31, 2000

                 [ ] Transition Report under Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934

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

                                Yes  [ X ]      No [    ]


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class:                                     SHARES OUTSTANDING at May 10, 2000
--------------------------------------------------------------------------------
Common Stock,  $.01 par value              1,302,057

                               PS Financial, Inc.

                                   Form 10-QSB

                                 March 31, 2000

                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS                                              Page
  Condensed Consolidated Statements of Financial
     Condition at March 31, 2000 and December 31, 1999                       3
  Condensed Consolidated Statements of Income
     for the three  months ended March 31, 2000 and 1999                     4
  Condensed Consolidated Statements of Stockholders'
     Equity for the three months ended March 31, 2000 and 1999               5
  Condensed Consolidated Statements of Cash Flows
     for the three months ended March 31, 2000 and 1999                      6
  Notes to the Condensed Consolidated Financial Statements
     as of March 31, 2000                                                    8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      10

                           Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K                           15

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONDENSED CONSOLIDATED STATEMENTS OF
                          FINANCIAL CONDITION March 31,
                           2000 and December 31, 1999
--------------------------------------------------------------------------------
                  (Dollars in thousands, expect per share data)

                                                                                March 31,   December 31,
                                                                                  2000           1999
                                                                                ---------     --------
ASSETS

Cash on hand and in banks                                                       $     431     $    868
Interest-bearing deposit accounts in other  financial institutions                  5,283        2,437
                                                                                ---------     --------
         Total cash and cash equivalents                                            5,714        3,305

Interest-bearing term deposits in other financial  institutions                       159          159
Equity securities available for sale                                                1,249        1,917
Securities available for sale                                                      33,391       33,633
Mortgage-backed securities available-for-sale                                       5,381        5,636
Loans receivable, net                                                              70,903       72,179
Federal Home Loan Bank stock                                                        1,927        1,927
Premises and equipment, net                                                           530          477
Accrued interest receivable                                                           991        1,051
Other assets                                                                        1,221        1,072
                                                                                ---------     --------
         Total assets                                                           $ 121,466     $121,356
                                                                                =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
         Deposits                                                               $  65,972     $ 63,983
         Advances from borrowers for taxes and insurance                              380          733
         Advances from the Federal Home Loan Bank                                  35,417       37,405
         Accrued interest payable and other liabilities                             5,430          363
                                                                                ---------     --------
                  Total liabilities                                               107,199      102,484

Stockholders' Equity
         Common stock $0.01 par value per share, 2,500,000 shares authorized;
         2,182,125 issued
                                                                                       22           22
         Additional paid-in capital                                                21,648       21,644
         Retained earnings, substantially restricted                                7,028        6,862
         Unearned ESOP shares                                                        (956)        (981)
         Unearned stock awards                                                       (723)        (767)
         Treasury stock, at cost, 855,914 and  488,681 shares, respectively
                                                                                  (10,948)      (6,425)
         Accumulated other comprehensive loss                                      (1,804)      (1,483)
                                                                                ---------     --------
                  Total stockholders' equity                                       14,267       18,872
                                                                                ---------     --------
                           Total liabilities and stockholders' equity           $ 121,466     $121,356
                                                                                =========     ========

          See accompanying notes to consolidated financial statements.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
                  (Dollars in thousands, except per share data)

                                                           Three months ended
                                                                  March 31,
                                                           ------------------
                                                             2000       1999
                                                           -------    -------
Interest income
  Loans                                                    $ 1,469    $ 1,149
  Securities                                                   557        346
  Mortgage-backed securities                                    91        162
  Dividend income on equity investments                         29         67
  Other interest earning assets                                110         54
                                                           -------    -------
          Total interest income                              2,256      1,778

Interest expense
  Deposits                                                     758        574
  Federal Home Loan Bank advances                              499        326
                                                           -------    -------
          Total interest expense                             1,257        900
                                                           -------    -------

Net interest income                                            999        878

Provision for loan losses                                        7          0
                                                           -------    -------

Net interest income after provision for loan losses            992        878

Noninterest income
  Net loss on sale of securities                               (58)         0
  Other operating income                                        37         20
                                                           -------    -------
          Total noninterest income                             (21)        20

Noninterest expense
  Compensation and benefits                                    249        221
  Occupancy and equipment expense                               38         31
  Data processing services                                      22         78
  Federal deposit insurance premiums                             3          8
  Professional fees                                             60         13
  Other operating expenses                                      64         61
                                                           -------    -------
          Total noninterest expense                            436        412
                                                           -------    -------
Income before income tax expense                               535        486
Income tax expense                                             149        127
                                                           -------    -------
Net income                                                 $   386    $   359
                                                           =======    =======

  Basic earnings per share                                 $  0.25    $  0.22
                                                           =======    =======
  Diluted earnings per share                               $  0.25    $  0.22
                                                           =======    =======

          See accompanying notes to consolidated financial statements.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
                             (Dollars in thousands)

Three Months Ended March 31                             2000               1999
------------------------------------------------  ----------------- -----------------

Common Stock
Balance at beginning of year                      $     22           $    22
                                                  --------           -------
Balance at March 31                               $     22           $    22
                                                  ========           =======
Additional Paid-In Capital
Balance at beginning of year                      $ 21,644           $21,638
Change in additional paid in capital                     4                 0
                                                  --------           -------
Balance at March 31                               $ 21,648           $21,638
                                                  ========           =======

Retained Earnings, Substantially Restricted
Balance at beginning of year                      $  6,862           $ 6,141
Net income for the period                              386   $ 386       359   $ 359
Dividends declared                                    (220)             (218)
                                                  --------           -------
Balance at March 31                               $  7,028           $ 6,282
                                                  ========           =======

Unearned ESOP Shares
Balance at beginning of year                      $   (981)          $(1,077)
Change in unearned ESOP shares                          25                24
                                                  --------           -------
Balance at March 31                               $   (956)          $(1,053)
                                                  ========           =======

Unearned RRP Shares
Balance at beginning of year                      $   (767)          $  (941)
Change in RRP shares                                    44                43
                                                  --------           -------
Balance at March 31                               $   (723)          $  (898)
                                                  ========           =======

Treasury Stock
Balance at beginning of year                      $ (6,425)          $(4,759)
Change in treasury stock                            (4,523)             (653)
                                                  --------           -------
Balance at March 31                               $(10,948)          $(5,412)
                                                  ========           =======

Accumulated Other Comprehensive Income
Balance at beginning of year                      $ (1,483)          $     2
Change in unrealized gain (loss) on securities
available-for-sale, net of tax
                                                      (321)   (321)     (194)   (194)
                                                  --------   -----   -------   -----
Balance at March 31                               $ (1,804)          $  (192)
                                                  ========           =======

Total Stockholders' Equity                        $ 14,267           $20,387
                                                  ========           =======

Comprehensive Income                                         $  65             $ 165
                                                             =====             =====


          See accompanying notes to consolidated financial statements.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                             (Dollars in thousands)

                                                                                Three months ended
                                                                                      March 31,
                                                                                -------------------
                                                                                  2000       1999
                                                                                --------   --------
Cash flows from operating activities
  Net income                                                                    $    386   $    359
  Adjustments to reconcile net income to net cash from operating activities
    Provision for loan losses                                                          7          -
    Depreciation                                                                      20         13
    Amortization of premiums and discounts on investment and
       mortgage-backed securities, net
                                                                                     (22)         -
    Net loss on sales of  securities available-for-sale                               58          -
    RRP Expense                                                                       44         43
    ESOP Expense                                                                      29         24
    Change in
       Deferred loan origination fees                                                (10)       (11)
       Accrued interest receivable and other assets                                 (110)      (149)
       Other liabilities and deferred income taxes                                   544     (1,374)
                                                                                --------   --------
         Net cash provided by (used in) operating activities                         946     (1,095)

Cash flows from investing activities
  Proceeds from repayment of securities available-for-sale                           192      1,143
  Maturities of securities available-for-sale                                        637      3,500
  Purchase of securities available-for-sale                                            -     (6,987)
  Net change in loans                                                              1,279     (1,065)
  Capital expenditures, net                                                          (73)       (33)
                                                                                --------   --------
    Net cash provided by (used in) investing activities                            2,035     (3,442)

Cash flows from financing activities
  Net increase in deposits                                                         1,989      1,552
  Dividends paid                                                                    (220)      (218)
  Borrowings from FHLB                                                             8,500      1,900
  Repayment of FHLB borrowings                                                   (10,488)      (385)
  Purchase of Treasury Stock                                                           -       (653)
  Net decrease in advance payments by borrowers for insurance and taxes
                                                                                    (353)      (230)
                                                                                --------   --------
    Net cash provided by (used in) financing activities                             (572)     1,966
                                                                                --------   --------

Change in cash and cash equivalents                                                2,409     (2,571)

Cash and cash equivalents at beginning of period                                   3,305      4,237
                                                                                --------   --------
Cash and cash equivalents at end of period                                      $  5,714   $  1,666
                                                                                ========   ========


                              PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                             (Dollars in thousands)

                                                                                Three months ended
                                                                                      March 31,
                                                                                -------------------
                                                                                  2000       1999
                                                                                --------   --------
Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest                                                                    $  1,264   $    915
    Income taxes                                                                       -          -

Supplemental schedule of noncash investing activities
    Amount due to broker for purchase of securities                                    -        999
Supplemental schedule of non cash financing activity
    Amount due to shareholders for purchase of tendered shares                     4,523          -


          See accompanying notes to consolidated financial statements.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of PS Financial, Inc. as of March 31, 2000 and the results of its operations for the three month periods ended March 31, 2000 and 1999.

The condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 1999, 1998 and 1997.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators for earnings per common share computations for the three months ended March 31, 2000 and 1999 is presented below.

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                    2000         1999
                                                                 ----------   ----------
Basic Earnings Per Share
  Net income                                                     $  386,418   $  358,977
                                                                 ==========   ==========
  Weighted average common shares outstanding                      1,532,463    1,670,410
                                                                 ==========   ==========
    Basic Earnings Per Share                                     $     0.25   $     0.22
                                                                 ==========   ==========
Earnings Per Share Assuming Dilution
  Net income                                                     $  386,418   $  358,977
                                                                 ==========   ==========
  Weighted average common shares outstanding                      1,532,463    1,670,410

  Add dilutive effect of assumed exercises
    Incentive stock options                                               -            -
    Stock awards                                                     10,727            -
                                                                 ==========   ==========
    Weighted average common and dilutive potential common shares
    outstanding                                                   1,543,190    1,670,410
                                                                 ==========   ==========
      Diluted Earnings Per Share                                 $     0.25   $     0.22
                                                                 ==========   ==========



All of the outstanding options at March 31, 2000 and 1999 relate to options granted in 1997 at an exercise price of $14.00. In January 1998, the Company paid a special dividend, which was declared in 1997, which resulted in a change in equity structure. This event allowed the Company to modify the stock option agreements to adjust the exercise price to $11.02, which was an adjustment in direct proportion to the decrease in exercise price as compared to market value as a result of the change in equity structure.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 3 - MODIFIED DUTCH TENDER OFFER

On March 1, 2000, the Company offered to purchase up to 333,858 shares of its common stock through a modified dutch tender offer. Upon expiration of the offer on March 29, 2000, the Company agreed to purchase 367,233 shares of its common stock at a price of $12.00 per share. Final payment for these shares took place on April 7, 2000. Funding for the purchase consisted of $3.5 million of cash, $577,000 on a variable rate loan with a current rate of 7.25%, and $300,000 on a variable rate line of credit with a current rate of 8.27%.

NOTE 4 - SUBSEQUENT EVENT

At the 2000 annual meeting held on May 3, 2000, shareholders approved a stockholder proposal on the sale of the Company, details of which are disclosed in the proxy statement to the 2000 annual meeting.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

Total assets increased $110,000 to $121.5 million at March 31, 2000 from $121.4 million at December 31, 1999, due mainly to increases in cash and cash equivalents of $2.4 million.

The Company's net loans receivable decreased by $1.3 million to $70.9 million at March 31, 2000 from $72.2 million at December 31, 1999. Securities available-for-sale decreased by $1.2 million to $40.0 million at March 31, 2000 from $41.2 million at December 31, 1999, as maturities of equity securities and principal repayments from mortgage backed securities were accumulated to pay for treasury shares tendered in the dutch auction tender offer. These decreases were mainly offset by an increase in cash and cash equivalents of $2.4 million to $5.7 million at March 31, 2000 from $3.3 million at December 31, 1999.

Total liabilities at March 31, 2000 were $107.2 million compared to $102.5 million at December 31, 1999, an increase of $4.7 million. The increase was due mainly to an accrual recorded in the first quarter of $4.5 million as the Company was contractually liable to purchase 367,233 shares in the dutch auction tender offer which expired on March 29, 2000. The settlement of these shares actually took place on April 7, 2000. During the period, deposits increased $2.0 million to $66.0 million at March 31, 2000 from $64.0 million at December 31, 1999, while FHLB advances decreased $2.0 million to $35.4 million at March 31, 2000 from $37.4 million at December 31, 1999.

Stockholders' equity at March 31, 2000 was $14.3 million compared to $18.9 million at December 31, 1999, a decrease of $4.6 million, or 24.3%, due primarily to the recording of the liability for the purchase of $4.5 million of treasury stock in the dutch auction tender offer, a $321,000 increase in the unrealized loss on securities available-for-sale, and payment of regular dividends totaling $220,000, partially offset by net income of $386,000.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and March 31, 1999.

General

Net income for the three months ended March 31, 2000 was $386,000, an increase of $27,000, or 7.5%, from net income of $359,000 for the three months ended March 31, 1999. The increase in net income is primarily due to a $17.6 million increase in interest earning assets.

Interest Income

Interest income for the three months ended March 31, 2000 was $2.3 million compared to $1.8 million for the three months ended March 31, 1999, an increase of $478,000, or 26.6%. The increase in interest income was the result of an increase in the average balance of interest-earning assets primarily due to an increase in the average balance of mortgage loans.


Interest Expense

Interest expense for the three months ended March 31, 2000 was $1.3 million compared to $900,000 for the three months ended March 31, 1999, an increase of $357,000, or 39.7%. The increase in interest expense was due to the increased average balance of interest-bearing liabilities during the three months ended March 31, 2000 compared to the three months ended March 31, 1999, as well as an increase in the Company's cost of funds due to an increase in short term deposit rates.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Provision for Loan Losses

The Bank's provision for loan losses was $7,000 for the three months ended March 31, 2000 compared to zero for the three months ended March 31, 1999. At March 31, 2000, the Bank's allowance for loan losses totaled $274,000, or .2% of total loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended March 31, 1999 was indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-value ratios are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances at March 31, 2000 decreased to $3.7 million compared to $5.2 million at March 31, 1999. Included in the past due loan balances are non-accruing loans at March 31, 2000 totaling $1.3 million compared to $563,000 at March 31, 1999.

Noninterest Income

Noninterest income for the three months ended March 31, 2000 was a loss of $21,000 compared to income of $20,000 for the three months ended March 31, 1999. The decrease was primarily due to a $58,000 loss on sales of securities in 2000, partially offset by a $17,000 increase in other income.

Noninterest Expense

Noninterest expense was $436,000 for the three months ended March 31, 2000 compared to $412,000 for the three months ended March 31, 1999, an increase of $24,000. The increase was primarily a result of a $28,000 increase in compensation expense and a $47,000 increase in professional fees, partially offset by a $56,000 decrease in data processing expenses. Data processing expense was higher in 1999 due to a system conversion that was completed in the first quarter of 1999.

Income Taxes

Income taxes were $149,000 for the three months ended March 31, 2000 compared to $127,000 for the three months ended March 31, 1999, an increase of $22,000, or 17.3%. The increase was primarily a result of a $49,000 increase in pretax earnings.

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

The Company's interest rate risk increased during the twelve months ended December 31, 1999 due to the large increase in fixed rate loans, funded by fixed rate time deposits and FHLB advances. However, management has taken a number of steps to limit to some extent its interest rate risk. First, the Company focuses its fixed rate loan originations on loans with maturities of 15 years or less. At March 31, 2000, $52.3 million, or 94.1%, of the Company's one- to four family residential loan portfolio consisted of fixed rate loans having original terms to maturity of 15 years or less. Second, the Company offers balloon loans of 10 years or less in an attempt to decrease its asset/liability mismatch. Third, the Company has maintained a mortgage-backed securities portfolio with adjustable-rates. At March 31, 2000, adjustable rate mortgage-backed securities totaled $5.4 million which represented 4.6% of interest-earning assets. Fourth, the Company has attempted to reinvest the proceeds of most of its borrowings into assets with maturities which are anticipated to be similar to those of its borrowings. Finally, a substantial proportion of the Company's liabilities consists of passbook savings accounts which are believed by management to be somewhat less sensitive to interest rate changes than certificate accounts.

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

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

An approach used by management to quantify interest rate risk is net portfolio value ("NPV") analysis. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. The following table sets forth, at December 31, 1999, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-300 basis points, measured in 100 basis point increments).

                                            Estimated Increase
Change in Interest Estimated Ratio of NPV   (Decrease) in NPV
       Rates          NPV        to        ------------------
  (Basis Points)    Amount   Total Assets   Amount   Percent
------------------ -------- -------------- -------- ---------
                            (dollars in thousands)

       +300         $5,194       4.8%     $(11,027)    (68)%
       +200          8,779       7.9        (7,443)    (46)
       +100         12,498      10.8        (3,724)    (23)
        ---         16,222      13.5           ---     ---
       -100         19,757      15.9         3,536      22
       -200         23,569      18.3         7,347      45
       -300         27,830      20.7        11,608      72

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

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Year 2000

         The Company successfully completed its Year 2000 changeover without any problems or disruptions to operations. While management believes that it is unlikely, there can be no assurance that problems not yet apparent to the Company or its vendors will not arise as the year progresses. Management will continue to monitor all business processes and relationships with third parties to ensure that all processes continue to function properly. Total expenditures on the Year 2000 project were $11,000.

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

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS

                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other information
         None

Item 6.  Exhibits and Reports on Form 8-K
         a.  None
         b. (1) A current report on Form 8-K was filed on March 17, 2000 to announce fourth quarter and year end earnings
            (2) A current report was filed on February 2, 2000 to announce annual meeting date.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PS FINANCIAL, INC.
                                         (Registrant)

Date: May 15, 2000                       By: /s/Kimberly Rooney
                                             --------------------------------
                                             Kimberly Rooney
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date: May 15, 2000                       By: /s/Jeffrey Przybyl
                                             --------------------------------
                                             Jeffrey Przybyl
                                             Chief Financial Officer
                                             (Principal Financial and
                                                  Accounting Officer)