Form 10QSB
period 2000-06-30
PS FINANCIAL INC
filed 2000-08-14
CIK 1021575

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

                        [x] Quarterly Report pursuant to
                           Section 13 or 15 (d) Of The
                         Securities Exchange Act of 1934

                     For the Six Months Ended June 30, 2000

                [ ] Transition Reports under Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934

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

                 Yes   X    No       (First Filing Pursuant to Rule 15d-13(a))
                    -------   -------

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class:                                     SHARES OUTSTANDING at August 14, 2000
--------------------------------------------------------------------------------
Common Stock,  $.01 par value                1,302,057

                               PS Financial, Inc.

                                   Form 10-QSB

                         Six Months Ended June 30, 2000

                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS                                               Page
         Condensed Consolidated Statements of Financial Condition
           at June 30, 2000 and December 31, 1999                             3

         Condensed Consolidated Statements of Income for the
           three months and six  months ended June 30, 2000 and 1999          4

         Condensed Consolidated Statements of Stockholders' Equity
           for the six months ended June 30, 2000 and 1999                    5

         Condensed Consolidated  Statements of Comprehensive
           Income (Loss) for the three months and six months
           ended June 30, 2000 and 1999                                       6

         Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2000 and 1999                            7

         Notes to the Condensed Consolidated Financial Statements
           as of June 30, 2000                                                9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           11

                           Part II - Other Information

         Item 1.  Legal Proceedings                                          17

         Item 2.  Changes in Securities and use of Proceeds                  17

         Item 3.  Defaults Upon Senior Securities                            17

         Item 4.  Submission of Matters to a Vote of Security Holders        17

         Item 5.  Other Information                                          17

         Item 6.  Exhibits and Reports on Form 8-K                           17

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 2000 and December 31, 1999
                  (Dollars in thousands, expect per share data)
--------------------------------------------------------------------------------

                                                        June 30, December 31,
                                                          2000       1999
                                                       ---------   --------
ASSETS
Cash on hand and in banks                              $     520   $    868
Interest-bearing deposit accounts
   in other  financial institutions                        1,397      2,437
                                                       ---------   --------
   Total cash and cash equivalents                         1,917      3,305

Interest-bearing term deposits in other
   financial  institutions                                   153        159
Equity securities                                            967      1,917
Securities available-for-sale                             33,188     33,633
Mortgage-backed securities
   available-for-sale                                      5,020      5,636
Loans receivable, net                                     69,683     72,179
Federal Home Loan Bank stock                               1,961      1,927
Premises and equipment, net                                  513        477
Accrued interest receivable                                1,033      1,051
Other assets                                               1,187      1,072
                                                       ---------   --------
Total assets                                           $ 115,622   $121,356
                                                       =========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                            $  62,644   $ 63,983
   Advances from borrowers for taxes and insurance           724        733
   Advances from the Federal Home Loan Bank
     and other borrowings                                 37,246     37,405
   Accrued interest payable and other liabilities            726        363
                                                       ---------   --------
     Total liabilities                                   101,340    102,484

Stockholders' Equity
   Common stock $0.01 par value per share,
     2,500,000 shares authorized;
     2,182,125 issued and outstanding                         22         22
   Additional paid-in capital                             21,652     21,644
   Retained earnings, substantially restricted             7,099      6,862
   Unearned ESOP shares                                     (932)      (981)
   Unearned stock awards                                    (679)      (767)
   Treasury stock, at cost, 855,914 and
     488,681 shares respectively                         (10,948)    (6,425)
   Accumulated other comprehensive loss                   (1,932)    (1,483)
                                                       ---------   --------
     Total stockholders' equity                           14,282     18,872
                                                       ---------   --------
     Total liabilities and stockholders' equity        $ 115,622   $121,356
                                                       =========   ========

     See accompanying notes to condensed consolidated financial statements.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                            Six Months Ended  Three Months ended
                                               June 30,            June 30,
                                           ---------------    ----------------
                                            2000     1999      2000      1999
                                           ------   ------    ------    ------
Interest income
  Loans                                    $2,886   $2,377    $1,417    $1,228
  Securities                                1,115      837       558       491
  Mortgage-backed securities                  177      311        86       149
  Dividend income on equity securities         55      133        26        66
  Other interest earning assets               179       99        69        45
                                           ------   ------    ------    ------
    Total interest income                   4,412    3,757     2,156     1,979

Interest expense
  Deposits                                  1,505    1,162       747       588
  Federal Home Loan Bank advances           1,042      728       543       402
                                           ------   ------    ------    ------
    Total interest expense                  2,547    1,890     1,290       990
                                           ------   ------    ------    ------

Net interest income                         1,865    1,867       866       989

Provision for loan losses                      15        0         8         0
                                           ------   ------    ------    ------
Net interest income after provision
  for loan losses                           1,850    1,867       858       989

Noninterest income
  Net gain (loss)  on sale of securities     (103)      18       (45)       18
  Other operating income                       71       42        34        22
                                           ------   ------    ------    ------
    Total noninterest income                  (32)      60       (11)       40

Noninterest expense
  Compensation and benefits                   498      461       249       240
  Occupancy and equipment expense              74       65        36        34
  Data processing services                     45       92        23        14
  Federal deposit insurance premiums            7       16         4         8
  Professional fees                           155       49        95        36
  Other operating expenses                    145      136        81        75
                                           ------   ------    ------    ------
    Total noninterest expense                 924      819       488       407
                                           ------   ------    ------    ------

Income before income tax expense              894    1,108       359       622
Income tax expense                            256      306       107       179
                                           ------   ------    ------    ------

Net income                                 $  638   $  802    $  252    $  443
                                           ======   ======    ======    ======
  Basic earnings per share                 $ 0.47   $ 0.48    $ 0.21    $ 0.27
                                           ======   ======    ======    ======
  Diluted earnings per share               $ 0.47   $ 0.48    $ 0.21    $ 0.27
                                           ======   ======    ======    ======

     See accompanying notes to condensed consolidated financial statements.

                               8PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

Six Months Ended June 30                                     2000        1999
                                                           --------    -------
Common Stock
Balance at beginning of year                               $     22    $    22
                                                           --------    -------
Balance at June 30                                         $     22    $    22
                                                           ========    =======
Additional Paid-In Capital
Balance at beginning of year                               $ 21,644    $21,638
ESOP shares released                                              8          0
                                                           --------    -------
Balance at June 30                                         $ 21,652    $21,638
                                                           ========    =======
Retained Earnings, Substantially Restricted
Balance at beginning of year                               $  6,862    $ 6,141
Net income for the period                                       638        802
Dividends declared, $0.29 $0.26 per share, respectively        (401)      (432)
                                                           --------    -------
Balance at June 30                                         $  7,099    $ 6,511
                                                           ========    =======
Unearned ESOP Shares
Balance at beginning of year                               $   (981)   $(1,077)
ESOP shares released                                             49         48
                                                           --------    -------
Balance at June 30                                         $   (932)   $(1,029)
                                                           ========    =======
Unearned Stock Awards
Balance at beginning of year                               $   (767)   $  (941)
Stock awards earned                                              88         86
                                                           --------    -------
Balance at June 30                                         $   (679)   $  (855)
                                                           ========    =======
Treasury Stock
Balance at beginning of year                                 (6,425)    (4,759)
Purchases of treasury stock                                  (4,523)      (653)
                                                           --------    -------
Balance at June 30                                         $(10,948)   $(5,412)
                                                           ========    =======
Accumulated Other Comprehensive Income
Balance at beginning of year                               $ (1,483)   $     2
Change in unrealized loss on securities
     available-for-sale net of tax                             (449)      (874)
                                                           --------    -------
Balance at June 30                                         $ (1,932)   $  (872)
                                                           ========    =======
Total Stockholders' Equity                                 $ 14,282    $20,003
                                                           ========    =======

     See accompanying notes to condensed consolidated financial statements.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                       Six Months Ended   Three Months ended
                                            June 30,           June 30,
                                        ---------------    ----------------
                                         2000     1999      2000      1999
                                        -----   -------    -----    -------

Net income                              $ 638   $   802    $ 252    $   443
Other Comprehensive oncome:
  Unrealized losses on available
     -for-sale securities                (593)   (1,393)    (237)    (1,081)
  Less reclassification adjustments
      for losses (gains)
      recorded in income                  103       (18)      45        (18)
  Tax effect                               41       537       64        419
                                        -----   -------    -----    -------
    Other comprehensive loss             (449)     (874)    (128)      (680)
                                        -----   -------    -----    -------
Total comprehensive income (loss)       $ 189   $   (72)   $ 124    $  (237)
                                        =====   =======    =====    =======



     See accompanying notes to condensed consolidated financial statements.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                        Six months ended
                                                            June 30,
                                                      ------------------
                                                        2000       1999
                                                      -------    -------
Cash flows from operating activities
  Net income                                           $  638     $  802
  Adjustments to reconcile net income to
      net cash from operating activities
    Provision for loan losses                              15          -
    Depreciation                                           40         28
    Amortization of premiums and discounts
      on  investment and mortgage-backed
      securities, net                                     (40)        (7)
    Net (gain) loss on sales of securities
      available-for-sale                                  103        (18)
    RRP expense                                            88         86
    ESOP expense                                           56         48
    Change in
      Deferred loan origination fees                      (25)       (47)
      Accrued interest receivable and other assets        (97)      (852)
      Other liabilities and deferred income taxes         405       (640)
                                                      -------    -------
        Net cash provided by (used in) operating
           activities                                   1,183       (600)

Cash flows from investing activities
  Proceeds from repayment of securities
     available-for-sale                                   548      2,097
  Calls on equity securities available-for-sale           910          -
  Proceeds from sale of equity securities
     available-for-sale                                     -         92
  Purchase of securities available-for-sale                 -    (13,961)
  Proceeds from sale of mortgage-backed securities
     available-for-sale
                                                            -      2,028
  Purchase of Federal Home Loan Bank Stock                (34)      (267)
  Proceeds from maturities of securities
     available-for-sale                                     -      3,500
  Net decrease in interest-bearing term deposits
     in other financial institutions                        6          -
  Net change in loans                                   2,506     (5,241)
  Capital expenditures, net                               (76)       (76)
                                                      -------    -------
    Net cash provide by (used in) investing
     activities                                         3,860    (11,828)

Cash flows from financing activities
  Net increase (decrease) in deposits                  (1,339)     2,097
  Dividends paid                                         (401)      (432)
  Proceeds from FHLB and other borrowings              18,374      9,630
  Repayment of FHLB and other borrowings              (18,533)    (1,767)
  Purchase of treasury stock                           (4,523)      (653)
  Net increase (decrease) in advance payments
     by borrowers for insurance and taxes                  (9)       117
                                                      -------    -------
    Net cash provided by (used in)
     financing activities                              (6,431)     8,992
                                                      -------    -------
Decrease in cash and cash equivalents                  (1,388)    (3,436)

Cash and cash equivalents at beginning of period        3,305      4,237
                                                      -------    -------
Cash and cash equivalents at end of period            $ 1,917    $   801
                                                      =======    =======

Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest                                              $ 2,605    $ 1,848
    Income taxes                                              285          -

Supplemental disclosure of noncash investing  activity
    Amount due broker at June 30 for purchase of
    securities available-for-sale                         $     -    $ 1,200


     See accompanying notes to condensed consolidated financial statements.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of PS Financial, Inc. as of June 30, 2000 and the results of its operations for the three month and six month periods then ended June 30, 2000 and 1999. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 1999, 1998 and 1997.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators for earnings per common share computations for the three months and six months ended June 30, 2000 and 1999 is presented below.

                                                  Six Months Ended    Three Months Ended
                                                      June 30,              June 30,
                                                 ------------------- -------------------
                                                    2000     1999       2000      1999
                                                 --------- --------- --------- ---------
Basic Earnings Per Share
 Net income                                      $ 638,143 $ 801,984 $ 251,725 $ 443,007
                                                 ========= ========= ========= =========
 Weighted average common shares outstanding      1,358,579 1,661,724 1,182,753 1,652,596
                                                 ========= ========= ========= =========
   Basic Earnings Per Share                      $    0.47 $    0.48 $    0.21 $    0.27
                                                 ========= ========= ========= =========
Earnings Per Share Assuming Dilution
 Net income                                      $ 638,143 $ 801,984 $ 251,725 $ 443,007
                                                 ========= ========= ========= =========
 Weighted average common shares outstanding      1,358,579 1,661,724 1,182,753 1,652,596
 Add dilutive effect of assumed exercises
   Incentive stock options                           7,132         -     5,095         -
   Stock awards                                          -         -         -         -
                                                 --------- --------- --------- ---------
 Weighted average common and dilutive potential
   common shares outstanding                     1,365,711 1,661,724 1,187,848 1,652,596
                                                 ========= ========= ========= =========
   Diluted Earnings Per Share                    $    0.47 $    0.48 $    0.21 $    0.27
                                                 ========= ========= ========= =========


All of the outstanding options at June 30, 2000 and 1999 relate to options granted in 1997 at an exercise price of $14.00. In January 1998, the Company paid a special dividend which resulted in a change in equity structure. This event allowed the Company to modify the stock option agreements to adjust the exercise price to $11.02, which was an adjustment in direct proportion to the decrease in exercise price as compared to market value as a result of the change in equity structure.

NOTE 3 - MODIFIED DUTCH TENDER OFFER

On March 1, 2000, the Company offered to purchase up to 333,858 shares of its common stock through a modified dutch auction tender offer. Upon expiration of the offer on March 29, 2000, the Company agreed to purchase 367,233 shares of its common stock at a price of $12.00 per share. Final payment for these shares took place on April 7, 2000. Funding for the purchase consisted of $3.5 million of cash, $577,000 on a variable rate loan with a current rate of 7.25%, and $300,000 on a variable rate line of credit with a current rate of 8.27%.

NOTE 4 - OTHER MATTERS

At the 2000 annual meeting held on May 3, 2000, shareholders approved a stockholder proposal relating to the engagement of an investment banker to explore the Company's strategic options, including a sale of the Company, details of which are disclosed in the proxy statement to the 2000 annual meeting.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

Total assets decreased $5.8 million to $115.6 million at June 30, 2000 from $121.4 million at December 31, 1999, due mainly to decreases in cash and cash equivalents of $1.4 million, net loans receivable of $2.5 million and securities available-for-sale of $2.0 million.

The Company's net loans receivable decreased by $2.5 million to $69.7 million at June 30, 2000 from $72.2 million at December 31, 1999 as a result of lower demand due to rising mortgage rates. Securities available-for-sale decreased by $2.0 million to $39.2 million at June 30, 2000 from $41.2 million at December 31, 1999, as maturities of equity securities and principal repayments from mortgage backed securities were used to pay for treasury shares tendered in the dutch auction tender offer. Cash and cash equivalents decreased by $1.4 million to $1.9 million at June 30, 2000 from $3.3 million at December 31, 1999.

Total liabilities at June 30, 2000 were $101.3 million compared to $102.5 million at December 31, 1999, a decrease of $1.2 million. During the period, deposits decreased $1.4 million to $62.6 million at June 30, 2000 from $64.0 million at December 31, 1999 as a result of interest sensitive deposits seeking higher yields.

Stockholders' equity at June 30, 2000 was $14.3 million compared to $18.9 million at December 31, 1999, a decrease of $4.6 million, or 24.3%, due primarily to the purchase of $4.4 million of treasury stock in the dutch auction tender offer, a $449,000 increase in the unrealized loss on securities available-for-sale, and payment of regular dividends totaling $401,000, partially offset by net income of $638,000.

Comparison of Operating Results for the Three Months Ended June 30, 2000 and June 30, 1999.

General
Net earnings for the three months ended June 30, 2000 were $252,000, a decrease of $191,000, or 43.1%, from net earnings of $443,000 for the three months ended June 30, 1999. The decrease in net earnings is primarily due to a decrease in the ratio of average interest earning assets to average interest bearing liabilities as a result of the completion of the Company's modified dutch auction tender offer in which interest earning assets and additional debt were used to fund the purchase. Also contributing to the decrease in earnings was the loss on sale of securities, as issuers exercised call options before maturity and an increase in professional fees due to the proxy contest at the annual meeting.

Interest Income
Interest income for the three months ended June 30, 2000 was $2.2 million compared to $2.0 million for the three months ended June 30, 1999, an increase of $177,000, or 8.9%. The increase in interest income was the result of an increase in the average balance of interest-earning assets primarily due to an increase in the average balance of loans receivable.

Interest Expense
Interest expense for the three months ended June 30, 2000 was $1.3 million compared to $990,000 for the three months ended June 30, 1999, an increase of $300,000, or 30.3%. The increase in interest expense was primarily due to the increased average balance of interest-bearing liabilities during the three months ended June 30, 2000 compared to the three months ended June 30, 1999, as well as an increase in the Company's cost of funds due to an increase in short term deposit rates.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Provision for Loan Losses
The Bank's provision for loan losses was $8,000 for the three months ended June 30, 2000 compared to zero for the three months ended June 30, 1999. At June 30, 2000, the Bank's allowance for loan losses totaled $281,000, or 0.4% of total loans. The amount of the provision and allowance for losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended June 30, 1999 was indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances, delinquent greater than 30 days, at June 30, 2000 remained the same at $4.1 million compared to $4.1 million at June 30, 1999. Included in the past due loan balances are non-accruing loans at June 30, 2000 which totaled $532,000 compared to $258,000 at June 30, 1999.

Noninterest Income
Noninterest income for the three months ended June 30, 2000 was a loss of $11,000 compared to income of $40,000 for the three months ended June 30, 1999. The decrease was primarily due to a net $45,000 loss on the sale of securities in 2000, partially offset by a $12,000 increase in other noninterest income, including $9,000 from the gain on sale of foreclosed assets.

Noninterest Expense
Noninterest expense was $488,000 for the three months ended June 30, 2000 compared to $407,000 for the three months ended June 30, 1999, an increase of $81,000. The increase was primarily a result of a $59,000 increase in professional fees related to the proxy contest at the annual meeting.

Income Taxes
Income taxes were $107,000 for the three months ended June 30, 2000 compared to $179,000 for the three months ended June 30, 1999, a decrease of $72,000, or 40.2%. The decrease was primarily the result of a $263,000 decrease in pretax earnings.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and June 30, 1999.

General
Net earnings for the six months ended June 30, 2000 were $638,000, a decrease of $164,000, or 20.4%, from net earnings of $802,000 for the six months ended June 30, 1999. The decrease in net earnings is primarily due to a $106,000 increase in professional fees and a $103,000 net loss on the sale of securities, partially offset by a $47,000 decrease in data processing fees.

Interest Income
Interest income for the six months ended June 30, 2000 was $4.4 million compared to $3.8 million for the six months ended June 30, 1999, an increase of $655,000, or 17.4%. The increase in interest income was the result of an increase in the average balance of interest-earning assets primarily due to an increase in the average balance of loans receivable.

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Interest Expense
Interest expense for the six months ended June 30, 2000 was $2.5 million compared to $1.9 million for the six months ended June 30, 1999, an increase of $657,000, or 34.8%. The increase in interest expense was primarily due to the increased average balance of interest-bearing liabilities during the six months ended June 30, 2000 compared to the six months ended June 30, 1999, as well as an increase in the Company's cost of funds due to an increase in short term deposit rates.

Provision for Loan Losses
The Bank's provision for loan losses was $15,000 for the six months ended June 30, 2000 compared to zero for the six months ended June 30, 1999. At June 30, 2000, the Bank's allowance for loan losses totaled $281,000, or 0.4% of total loans. The amount of the provision and allowance for losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended June 30, 1999 was indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Noninterest Income
Noninterest income for the six months ended June 30, 2000 was a loss of $32,000 compared to income of $60,000 for the six months ended June 30, 1999. The decrease was primarily due to a $103,000 loss on the sale of securities in 2000, partially offset by a $29,000 increase in other income, including $18,000 from the gain on sale of foreclosed assets.

Noninterest Expense
Noninterest expense was $924,000 for the six months ended June 30, 2000 compared to $819,000 for the six months ended June 30, 1999, an increase of $105,000. The increase was primarily a result of a $37,000 increase in compensation expense and a $106,000 increase in professional fees, partially offset by a $47,000 decrease in data processing expenses. Data processing expense was higher in 1999 due to a system conversion that was completed in the first quarter of 1999.

Income Taxes
Income taxes were $256,000 for the six months ended June 30, 2000 compared to $306,000 for the six months ended June 30, 1999, a decrease of $50,000, or 16.3%. The decrease was primarily a result of a decrease in pretax earnings.

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

The Company's interest rate risk increased during the twelve months ended March 31, 2000 due to the large increase in fixed rate loans, funded by fixed rate time deposits and FHLB advances. However, management has taken a number of steps to limit to some extent its interest rate risk. First, the Company focuses its fixed rate loan originations on loans with maturities of 15 years or less. At June 30, 2000, $52.4 million, or 94.9% of the Company's one- to four family residential loan portfolio consisted of fixed rate loans having original terms to maturity of 15 years or less. Second, the Company offers balloon loans of 10 years or less in an attempt to decrease its asset/liability mismatch. Third, the Company has maintained a mortgage-backed securities portfolio with adjustable-rates. At June 30, 2000, adjustable rate mortgage-backed securities totaled $5.0 million which represented 4.3% of interest-earning assets. Fourth, the Company has attempted to reinvest the proceeds of most of its borrowings into assets with maturities which are anticipated to be similar to those of its borrowings. Finally, a substantial proportion of the Company's liabilities consists of passbook savings accounts which are believed by management to be somewhat less sensitive to interest rate changes than certificate accounts.

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

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

An approach used by management to quantify interest rate risk is net portfolio value ("NPV") analysis. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. The following table sets forth, at March 31, 2000, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-300 basis points, measured in 100 basis point increments).

                                                       Estimated Increase
         Change in Interest Estimated  Ratio of NPV    (Decrease) in NPV
                Rates          NPV          to        -------------------
           (Basis Points)    Amount    Total Assets    Amount    Percent
         ------------------ ---------  -------------  ---------  --------
                +300          6,361         5.9       (11,041)     (63)
                +200          9,866         8.9        (7,537)     (43)
                +100         13,569        11.7        (3,833)     (22)
                 ---         17,405        14.4           ---      ---
                -100         21,149        16.9         3,746       22
                -200         24,669        19.1         7,267       42
                -300         28,903        21.5        11,501       66

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

                               PS FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of stockholders was held on May 3, 2000. At the meeting, Jeannine McInerney and Paul J Duggan were elected for terms to expire in 2003. The votes cast for and withheld from each such director were as follows:

         Director                         For                 Withheld/Abstain
         Jeannine McInerney            1,428,115                    2,140
         Paul J Duggan                  831,188                       0
         Rocco DiIorio                  596,677                     2,390

         Also at the annual meeting, a proposal to ratify the appointment of Crowe, Chizek and Company LLP as independent auditors for the fiscal year ending December 31, 2000 was approved. The votes cast for and against this proposal, and the number of abstentions and broker non-votes with respect to the proposal, was as follows

                   For          Against      Abstentions    Broker Non-Votes
                1,370,271       26,912          39,640             0

         Also at the meeting, a stockholder proposal to proceed to effect a sale or a merger by (i) retaining a leading qualified investment banking firm and (ii) establishing a committee to consider and recommend to the full Board of Directors the best available offer to acquire the Company by sale or merger.

                    For          Against      Abstentions    Broker Non-Votes
                  905,716        485,671          7,450             0

Item 5.  Other information
         None

Item 6.  Exhibits and Reports on Form 8-K
         a.  None
         b.  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PS FINANCIAL, INC.
                               (Registrant)


Date: August 14, 2000         By: /s/Kimberly Rooney
                                  ----------------------------------------------
                                  Kimberly Rooney
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Date: August 14, 2000         By: /s/Jeffrey Przybyl
                                  ----------------------------------------------
                                  Jeffrey Przybyl
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)