Form 10QSB
period 2000-09-30
PS FINANCIAL INC
filed 2000-11-14
CIK 1021575

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[x]  Quarterly Report pursuant to Section 13 or 15 (d) Of The Securities Exchange Act of 1934

For the Nine Months Ended September 30, 2000

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

Yes	X	No
(First Filing Pursuant to Rule 15d-13(a))

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.
Class: Common Stock, $.01 par value	Shares Outstanding at November 14, 2000 1,303,232

NEXT PAGE

PS Financial, Inc.

Form 10-QSB

Nine Months Ended September 30, 2000

Part I - Financial Information

NEXT PAGE

PS FINANCIAL, INC.  CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2000 and December 31, 1999
(Dollars in thousands, except per share data)(Unaudited)

	September 30, 2000	December 31, 1999
ASSETS
Cash on hand and in banks	$386	$868
Interest-bearing deposit accounts in other financial institutions	3,130	2,437
Total cash and cash equivalents	3,516	3,305
Interest-bearing term deposits in other financial institutions	153	159
Equity securities	986	1,917
Securities available-for-sale	33,991	33,633
Mortgage-backed securities available-for-sale	4,792	5,636
Loans receivable, net	69,268	72,179
Federal Home Loan Bank stock	1,996	1,927
Premises and equipment, net	499	477
Accrued interest receivable	993	1,051
Other assets	787	1,072
Total assets	$116,981 =======	$121,356 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$ 63,665	$ 63,983
Advances from borrowers for taxes and insurance	1,036	733
Advances from the Federal Home Loan Bank and other borrowings	36,513	37,405
Accrued interest payable and other liabilities	667	363
Total liabilities	101,881	102,484

Stockholders' Equity Common stock $0.01 par value per share, 2,500,000 shares authorized; 2,182,125 issued and outstanding	22	22
Additional paid-in capital	21,655	21,644
Retained earnings, substantially restricted	7,263	6,862
Unearned ESOP shares	(907)	(981)
Unearned stock awards	(635)	(767)
Treasury stock, at cost, 855,914 and 488,681 shares respectively	(10,948)	(6,425)
Accumulated other comprehensive loss	(1,350)	(1,483)
Total stockholders' equity	15,100	18,872
Total liabilities and stockholders' equity	$116,981 ======	$121,356 ======

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)(Unaudited)

	Nine Months Ended September 30,		Three Months ended September 30,
	2000	1999	2000	1999
Interest Income
Loans	$4,291	$3,705	$1,405	$1,328
Securities	1,673	1,390	558	553
Mortgage-backed securities	260	409	83	98
Dividend income on equity securities	75	196	20	63
Other interest earning assets	246	148	67	49
Total interest income	6,545	5,848	2,133	2,091
Interest expense
Deposits	2,247	1,753	742	591
Federal Home Loan Bank advances and other borrowings	1,607	1,245	565	517
Total interest expense	3,854	2,998	1,307	1,108
Net interest income	2,691	2,850	826	983
Provision for loan losses	15	--	--	--
Net interest income after provision for loan losses	2,676	2,850	826	983
Noninterest income
Net loss on sale of securities	(103)	(57)	--	(75)
Gain on sale of other real estate owned	53	--	35	--
Other operating income	79	60	26	18
Total noninterest income	29	3	61	(57)
Noninterest expense
Compensation and benefits	742	691	244	230
Occupancy and equipment expense	111	98	37	33
Data processing services	67	110	22	18
Federal deposit insurance premiums	10	25	3	9
Professional fees	191	58	36	9
Other operating expenses	223	201	78	65
Total noninterest expense	1,344	1,183	420	364
Income before income tax expense	1,361	1,670	467	562
Income tax expense	378	455	122	149
Net income	$ 983 ========	$1,215 ========	$ 345 ========	$ 413 ========
Basic earnings per share	$ 0.76 ========	$ 0.76 ========	$ 0.29 ========	$ 0.29 ========
Diluted earnings per share	$ ========	$ ========	$ ========	$ ========

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)(Unaudited)

Nine Months Ended September 30	2000	1999
Common Stock
Balance at beginning of year	$ 22	$ 22
Balance at September 30	$ 22	$ 22
Additional Paid-In Capital
Balance at beginning of year	$21,644	$21,638
ESOP shares released	11	3
Balance at September 30	$21,655	$21,641
Retained Earnings, Substantially Restricted
Balance at beginning of year	$ 6,862	$ 6,141
Net income for the period	983	1,215
Dividends declared, $0.44 $0.40 per share, respectively	(582)	(658)
Balance at September 30	$7,263	$6,698
Unearned ESOP Shares
Balance at beginning of year	$(981)	$(1,077)
ESOP shares released	74	72
Balance at September 30	$(907)	$(1,005)
Unearned Stock Awards
Balance at beginning of year	$(767)	$(941)
Stock awards earned	132	130
Balance at September 30	$(635)	$(811)
Treasury Stock
Balance at beginning of year	(6,425)	(4,759)
Purchases of treasury stock	(4,523)	(1,666)
Balance at September 30	$(10,948)	$(6,425)
Accumulated Other Comprehensive Income
Balance at beginning of year	$(1,483)	$ 2
Change in unrealized loss on securities available-for-sale net of tax	133	(1,161)
Balance at September 30	$(1,350)	$(1,159)
Total Stockholders' Equity	$15,100	$18,961

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Dollars in thousands)(Unaudited)

	Nine Months Ended September 30,		Three Months ended September 30,
	2000	1999	2000	1999
Net income	$ 983	$1,215	$ 345	$ 443
Other Comprehensive Income:
Unrealized gains (losses) on available-for-sale securities	481	(1,890)	914	(132)
Less reclassification adjustments for losses (gains) recorded in income	103	(18)	45	(18)
Tax effect	(245)	711	(287)	(175)
Other comprehensive loss	133	(1,161)	582	(289)
Total comprehensive income (loss)	$1,116 =========	$ 54 =========	$ 927 =========	$ 154 =========

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)(Unaudited)

	Nine months ended September 30,
	2000	1999
Cash flows from operating activities
Net income	$983	$1,215
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	15	-
Purchase of Federal Home Loan Bank Stock	(69)	-
Depreciation	59	41
Amortization of premiums and discounts on investment and mortgage-backed securities, net	(61)	(19)
Net (gain) loss on sales of securities available-for-sale	103	57
RRP expense	132	130
ESOP expense	85	75
Change in
Deferred loan origination fees	(37)	(61)
Accrued interest receivable and other assets	99	(1,044)
Other liabilities and deferred income taxes	304	(877)
Net cash provided by (used in) operating activities	1,613	(483)
Cash flows from investing activities
Proceeds from repayment of securities available-for-sale	842	2,656
Calls on equity securities available-for-sale	910	588
Proceeds from sale of equity securities available-for-sale	-	92
Proceeds from sale of securities available-for-sale		2,298
Purchase of securities available-for-sale	-	(16,926)
Proceeds from sale of mortgage-backed securities available-for-sale	-	3,373
Purchase of Federal Home Loan Bank Stock	-	(608)
Proceeds from maturities of securities available-for-sale	-	3,500
Net decrease in interest-bearing term deposits in other financial institutions	6	0
Net change in loans	2,933	(11,221)
Capital expenditures, net	(81)	(98)
Net cash provide by (used in) investing activities	4,610	(16,346)
Cash flows from financing activities
Net increase (decrease) in deposits	(318)	1,032
Dividends paid	(582)	(658)
Proceeds from FHLB and other borrowings	23,451	21,630
Repayment of FHLB and other borrowings	(24,343)	(7,451)
Purchase of treasury stock	(4,523)	(1,666)
Net increase in advance payments by borrowers for insurance and taxes	303	483
Net cash provided by (used in) financing activities	(6,012)	13,370
Change in cash and cash equivalents	211	(3,459)
Cash and cash equivalents at beginning of period	3,305	4,237
Cash and cash equivalents at end of period	$3,516	$778
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$3,864	$3,005
Income taxes	490	-
Supplemental disclosure of noncash investing activity
Amount due broker at September 30 for purchase of securities available-for-sale	$-	$987

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of PS Financial, Inc. as of September 30, 2000 and the results of its operations for the three month and nine month periods ended September 30, 2000 and 1999. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 1999, 1998 and 1997.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators for earnings per common share computations for the three months and nine months ended September 30, 2000 and 1999 is presented below.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2000	1999	2000	1999
Basic Earnings Per Share
Net income	$983,420	$1,215,471	$345,277	$411,487
Weighted average common shares outstanding	1,302,170	1,607,423	1,189,525	1,577,928
Basic Earnings Per Share	$0.76	$0.76	$0.29	$0.26
Earnings Per Share Assuming Dilution
Net income	$983,420	$1,215,471	$345,277	$411,487
Weighted average common shares outstanding	1,302,170	1,607,423	1,189,525	1,577,928
Add dilutive effect of assumed exercises
Incentive stock options	5,982	-	3,642	-
Stock awards	-	-	-	-
Weighted average common and dilutive potential common shares outstanding	1,308,152	1,607,423	1,193,167	1,577,928
Diluted Earnings Per Share	$0.75	$0.76	$0.29	$0.26

NEXT PAGE

All of the outstanding options at September 30, 2000 and 1999 relate to options granted in 1997 at an exercise price of $14.00. In January 1998, the Company paid a special dividend which resulted in a change in equity structure. This event allowed the Company to modify the stock option agreements to adjust the exercise price to $11.02, which was an adjustment in direct proportion to the decrease in exercise price as compared to market value as a result of the change in equity structure.

NOTE 3 - MODIFIED DUTCH TENDER OFFER

On March 1, 2000, the Company offered to purchase up to 333,858 shares of its common stock through a modified dutch auction tender offer. Upon expiration of the offer on March 29, 2000, the Company agreed to purchase 367,233 shares of its common stock at a price of $12.00 per share. Final payment for these shares took place on April 7, 2000. Funding for the purchase consisted of $3.5 million of cash, $577,000 on a variable rate loan with a current rate of 7.75%, and $300,000 on a variable rate line of credit with a current rate of 8.82%.

NOTE 4 - OTHER MATTERS

At the 2000 annual meeting held on May 3, 2000, shareholders approved a stockholder proposal relating to the engagement of an investment banker to explore the Company's strategic options, including a sale of the Company, details of which are disclosed in the proxy statement to the 2000 annual meeting.

NEXT PAGE

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

Total assets decreased $4.4 million to $117.0 million at September 30, 2000 from $121.4 million at December 31, 1999, due mainly to decreases in net loans receivable of $2.9 million and securities available-for-sale of $1.4 million.

The Company's net loans receivable decreased by $2.9 million to $69.3 million at September 30, 2000 from $72.2 million at December 31, 1999 as a result of lower demand due to rising mortgage rates. Securities available-for-sale decreased by $1.4 million to $39.8 million at September 30, 2000 from $41.2 million at December 31, 1999, as maturities of equity securities and principal repayments from mortgage backed securities were used to pay for treasury shares tendered in the dutch auction tender offer. Cash and cash equivalents increased by $200,000 to $3.5 million at September 30, 2000 from $3.3 million at December 31, 1999.

Total liabilities decreased $600,000 to $101.9 million at September 30, 2000 from $102.5 million at December 31, 1999, due mainly to a decrease in Advances from the Federal Home Loan Bank and other borrowings of $900,000. During the period, deposits decreased $300,000 to $63.7 million at September 30, 2000 from $64.0 million at December 31, 1999 as a result of interest sensitive deposits seeking higher yields.

Stockholders' equity decreased $3.8 million to $15.1 million at September 30, 2000 from $18.9 million at December 31, 1999, due primarily to the purchase of $4.4 million of treasury stock in the dutch auction tender offer, and payment of regular dividends totaling $582,000, partially offset by net income of $983,000 and a $133,000 decrease in the unrealized loss on securities available-for-sale,

NEXT PAGE

Comparison of Operating Results for the Three Months Ended September 30, 2000 and September 30, 1999.

General
Net earnings for the three months ended September 30, 2000 were $345,000, a decrease of $68,000, or 16.5%, from net earnings of $413,000 for the three months ended September 30, 1999. The decrease in net earnings is primarily due to a decrease in the ratio of average interest earning assets to average interest bearing liabilities as a result of the completion of the Company's modified dutch auction tender offer in which interest earning assets and additional debt were used to fund the purchase. Also contributing to the decrease in earnings was the loss on sale of securities, as issuers exercised call options before maturity and an increase in professional fees due to the proxy contest at the annual meeting.

Interest Income
Interest income for the three months ended September 30, 2000 was $2.1 million compared to $2.1 million for the three months ended September 30, 1999.

Interest Expense
Interest expense for the three months ended September 30, 2000 was $1.3 million compared to $1.1 million for the three months ended September 30, 1999, an increase of $200,000, or 18.2%. The increase in interest expense was primarily due to the increased average balance of interest-bearing liabilities during the three months ended September 30, 2000 compared to the three months ended September 30, 1999, as well as an increase in the Company's cost of funds due to an increase in short term deposit rates.

Provision for Loan Losses
The Bank's provision for loan losses was zero for the three months ended September 30, 2000 and 1999. At September 30, 2000, the Bank's allowance for loan losses totaled $281,000, or 0.4% of total loans. The amount of the provision and allowance for losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended September 30, 2000 and 1999 was indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances, delinquent greater than 30 days, at September 30, 2000 were $4.2 million, an increase of $400,000, or 10.5%, compared to $3.8 million at September 30, 1999. Included in the past due loan balances are non-accruing loans at September 30, 2000 which totaled $662,000 compared to $475,000 at September 30, 1999.

Noninterest Income
Noninterest income for the three months ended September 30, 2000 was $61,000 compared to a loss of $57,000 for the three months ended September 30, 1999. The increase was primarily due to a net $75,000 loss on the sale of securities in 1999 and a $43,000 increase in other noninterest income, including $35,000 from the gain on sale of foreclosed assets.

NEXT PAGE

Noninterest Expense
Noninterest expense was $420,000 for the three months ended September 30, 2000 compared to $364,000 for the three months ended September 30, 1999, an increase of $56,000. The increase was primarily a result of a $27,000 increase in professional fees related to the proxy contest at the annual meeting and a $14,000 increase in compensation and benefits.

Income Taxes
Income taxes were $122,000 for the three months ended September 30, 2000 compared to $149,000 for the three months ended September 30, 1999, a decrease of $27,000, or 18.1%. The decrease was primarily the result of a $95,000 decrease in pretax earnings. The effective tax rate was 26.1% and 26.5% for 2000 and 1999, respectively. The difference between the effective rate and the statutory rate primarily results from the investment in tax exempt securities.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and September 30, 1999.

General
Net earnings for the nine months ended September 30, 2000 were $983,000, a decrease of $217,000, or 18.1%, from net earnings of $1.2 million for the nine months ended September 30, 1999. The decrease in net earnings is primarily due to a $159,000 decrease in net interest income, a $133,000 increase in professional fees and a $103,000 net loss on the sale of securities, partially offset by a $43,000 decrease in data processing fees.

Interest Income
Interest income for the nine months ended September 30, 2000 was $6.5 million compared to $5.8 million for the nine months ended September 30, 1999, an increase of $700,000, or 12.1%. The increase in interest income was the result of an increase in the average balance of interest-earning assets primarily due to an increase in the average balance of loans receivable.

Interest Expense
Interest expense for the nine months ended September 30, 2000 was $3.9 million compared to $3.0 million for the nine months ended September 30, 1999, an increase of $900,000, or 30.0%. The increase in interest expense was primarily due to the increased average balance of interest-bearing liabilities during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, as well as an increase in the Company's cost of funds due to an increase in short term deposit rates.

Provision for Loan Losses
The Bank's provision for loan losses was $15,000 for the nine months ended September 30, 2000 compared to zero for the nine months ended September 30, 1999. At September 30, 2000, the Bank's allowance for loan losses totaled $281,000, or 0.4% of total loans. The amount of the provision and allowance for losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the nine months ended September 30, 1999 was indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

NEXT PAGE

Noninterest Income
Noninterest income for the nine months ended September 30, 2000 was $29,000 compared to $3,000 for the nine months ended September 30, 1999. The increase was primarily due to a $53,000 from the gain on sale of foreclosed assets, partially offset by an increase of $46,000 on the loss on sale of securities.

Noninterest Expense
Noninterest expense was $1.3 million for the nine months ended September 30, 2000 compared to $1.2 milion for the nine months ended September 30, 1999, an increase of $100,000. The increase was primarily a result of a $51,000 increase in compensation expense and a $133,000 increase in professional fees related to the proxy contest at the annual meeting, partially offset by a $43,000 decrease in data processing expenses. Data processing expense was higher in 1999 due to a system conversion that was completed in the first quarter of 1999.

Income Taxes
Income taxes were $378,000 for the nine months ended September 30, 2000 compared to $455,000 for the nine months ended September 30, 1999, a decrease of $77,000, or 16.9%. The decrease was primarily a result of a decrease in pretax earnings. The effective tax rate ws 27.8% and 27.2% for 2000 and 1999, respectively. The difference between the effective rate and the statutory rate primarily results from the investment in tax exempt securities.
.
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

The Company's interest rate risk decreased during the twelve months ended June 30, 2000 due to a decrease in the remaining term of the securities portfolio. Management has taken a number of steps to limit to some extent its interest rate risk. First, the Company focuses its fixed rate loan originations on loans with maturities of 15 years or less. At September 30, 2000, $52.5 million, or 95.2% of the Company's one- to four family residential loan portfolio consisted of fixed rate loans having original terms to maturity of 15 years or less. Second, the Company offers balloon loans of 10 years or less in an attempt to decrease its asset/liability mismatch. Third, the Company has maintained a mortgage-backed securities portfolio with adjustable-rates. At September 30, 2000, adjustable rate mortgage-backed securities totaled $4.8 million which represented 4.2% of interest-earning assets. Fourth, the Company has attempted to reinvest the proceeds of most of its borrowings into assets with maturities which are anticipated to be similar to those of its borrowings. Finally, a substantial proportion of the Company's liabilities consists of passbook savings accounts which are believed by management to be somewhat less sensitive to interest rate changes than certificate accounts.

NEXT PAGE

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

An approach used by management to quantify interest rate risk is net portfolio value ("NPV") analysis. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. The following table sets forth, at June 30, 2000, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-300 basis points, measured in 100 basis point increments).

Change in Interest Rates (Basis Points)	Estimated NPV Amount	Ratio of NPV to Total Assets	Estimated Increase (Decrease) in NPV
Amount	Percent
+300	5,428	5.20	(9,513)	(64)
+200	8,554	7.91	(6,387)	(43)
+100	11,722	10.46	(3,220)	(22)
---	14,941	12.88	---	---
-100	17,590	14.73	2,649	18
-200	18,980	15.61	4,039	27
-300	20,669	16.66	5,727	38
Certain assumptions utilized in assessing interest rate risk were employed in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above

NEXT PAGE

Impact of New Accounting Standards

In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by SFAS No. 137 and 138, which the company is required to adopt effective January 1, 2001. SFAS 133 will require the company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the company does not believe the effect of adopting SFAS 133 will be material to its financial position. I

Safe Harbor Statement
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

NEXT PAGE

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings None
Item 2.	Changes in Securities and use of Proceeds None
Item 3.	Defaults Upon Senior Securities None
Item 4.	Submission of Matters to a Vote of Security Holders None
Item 5.	Other information None
Item 6.	Exhibits and Reports on Form 8-K
a.	None
b.	None

NEXT PAGE

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PS FINANCIAL, INC.
(Registrant)

Date: November 14, 2000	By: /s/Kimberly Rooney
Kimberly Rooney
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2000	By: /s/Jeffrey Przybyl
Jeffrey Przybyl
Chief Financial Officer
(Principal Financial and Accounting Officer)