Form 10KSB40
period 2000-12-31
PS FINANCIAL INC
filed 2001-04-12
CIK 1021575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                   to
                                  -------------------  -------------------
    Commission File Number

                               PS FINANCIAL, INC.
     ----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                         36-4101473
----------------------------------      ----------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization

4800 South Pulaski Road, Chicago, Illinois                      60632-4195
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

         State issuers' revenues for its most recent fiscal year: $8.7 million

         As of March 30, 2001, the Registrant had 1,277,632 shares of Common Stock issued and outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of March 30, 2001, was $15.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2000.
         Part III of Form 10-KSB - Portions of The Proxy Statement for Annual Meeting of Stockholders to be held in 2001.

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

         At December 31, 2000, the Company had total assets of $114.1 million, deposits of $60.6 million and stockholders' equity of $16.0 million. The executive offices of the Company are located at 4800 South Pulaski Road, Chicago, Illinois 60632, and its telephone number at that address is (773) 376-3800.

         As a community-oriented financial institution, PS Financial seeks to serve the financial needs of communities in its market area. PS Financial, Inc.'s business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one- to four-family residential mortgage loans and, to a lesser extent, multi-family and commercial real estate loans in its market area. The Company also invests in mortgage-backed and other securities and other permissible investments.

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

Lending Activities
         General. The principal lending activity of the Company is originating for its portfolio fixed rate mortgage loans secured by one- to four-family residences located primarily in the Company's market area. To a much lesser extent, the Company also originates commercial real estate, multi-family and consumer loans in its market area. At December 31, 2000, the Company's total loans receivable, net totaled $67.9 million. See "- Originations and Purchases of Loans".

         Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                                           DECEMBER 31,
                            --------------------------------------------------------------------------------------------------------
                                    2000                 1999                  1998                 1997                  1996
                            --------------------------------------------------------------------------------------------------------
                              AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT  PERCENT
REAL ESTATE LOANS:                                                    (Dollars in Thousands)
  One- to four-family          $53,661  78.47 %     $56,408   77.55 %    $44,297  77.10 %      $29,129   77.07 %    $26,998  73.72 %
  Multi-Family                   8,763  12.81         9,446   12.99        8,006  13.93          5,636   14.91        6,088  16.62
  Commercial                     5,443   7.96         6,380    8.77        5,135   8.94          2,953    7.81        3,183   8.69
  Home Equity Loans                 49   0.07             -      --            -     --              -      --            -     --
  Construction                     466   0.68           499    0.68            -     --             67    0.18          336   0.92
                                   ---   ----           ---    ----           --    ---             --    ----          ---   ----
    Total  real estate          68,382  99.99        72,733   99.99       57,438  99.97        $37,785   99.97       36,605  99.95
loans

CONSUMER LOANS:
  Deposit Account                    6   0.01             6    0.01           15   0.03             11    0.03           17   0.05
                                     -   ----             -    ----           --   ----             --    ----           --   ----
    Total loans                 68,388 100.00 %      72,739  100.00 %     57,453 100.00 %       37,796  100.00 %     36,622 100.00 %
                                       ======                ======              ======                 ======              ======

LESS:
  Deferred fees and discounts      245                  294                  373                   443                  493
  Allowance for loan losses        281                  266                  258                   186                  186
                                   ---                  ---                  ---                   ---                  ---
    Total loans receivable,
    net                        $67,862              $72,179              $56,822               $37,167              $35,943
                               =======              =======              =======               =======              =======

         The following table shows the composition of the Company's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                                December 31,
                                    ------------------------------------------------------------------------------------------------
                                            2000                1999                1998                1997                1996
                                    ------------------------------------------------------------------------------------------------
                                     Amount    Percent   Amount    Percent    Amount   Percent   Amount   Percent   Amount  Percent
Fixed Rate Loans:                                                          (Dollars in Thousands)
Real Estate
  One- to four-family                $53,661   78.47 %   $56,408    77.55 %   $44,297   77.10 %  $29,129   77.07 %  $26,998  73.72 %
  Multi-family                         8,763   12.81       9,446    12.99       8,006   13.93      5,636   14.91      6,088  16.62
  Commercial                           5,443    7.96       6,380     8.77       5,135    8.94      2,953    7.81      3,183   8.69
                                       -----    ----       -----     ----       -----    ----      -----    ----      -----   ----
    Total real estate loans           67,867   99.24      72,234    99.31      57,438   99.97     37,718   99.79     36,269  99.03
Consumer loans                             6    0.01           6     0.01          15    0.03         11    0.03         17   0.05
                                           -    ----           -     ----          --    ----         --    ----         --   ----
    Total fixed-rate loans            67,873   99.25      72,240    99.32      57,453  100.00     37,729   99.82     36,286  99.08

Adjustable-Rate Loans:
  Real estate - construction             466    0.68         499     0.68           -      --         67    0.18        336   0.92
  Home Equity Loans                       49    0.07           -       --           -      --          -      --          -     --
                                          --    ----          --      ---          --     ---         --     ---         --    ---
    Total adjustable-rate loans          515    0.75         499     0.68           -      --         67    0.18        336      0
                                         ---    ----         ---     ----          --     ---         --    ----        ---      -
Total loans                           68,388  100.00 %    72,739   100.00 %    57,453  100.00 %   37,796  100.00 %   36,622  99.08 %
                                              ======               ======              ======             ======            ======

LESS:
  Deferred fees and discounts            245                 294                  373                443                493
  Allowance for loan losses              281                 266                  258                186                186
                                         ---                 ---                  ---                ---                ---
    Total loans receivable, net      $67,862             $72,179              $56,822            $37,167            $35,943
                                     =======             =======              =======            =======            =======


         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at December 31, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                REAL ESTATE
                            --------------------------------------------------------------------------------------------------------
                                ONE- TO FOUR-FAMILY             MULTI-FAMILY                 COMMERCIAL             CONSTRUCTION
                                             WEIGHTED                     WEIGHTED                   WEIGHTED               WEIGHTED
                                              AVERAGE                     AVERAGE                     AVERAGE                AVERAGE
                                AMOUNT         RATE          AMOUNT         RATE         AMOUNT        RATE       AMOUNT        RATE
                            --------------------------------------------------------------------------------------------------------
        Due During                                                      (DOLLARS IN THOUSANDS)
       Period Ending
       December 31,
----------------------------
2001                             $210            8.43 %       $114           8.48 %       $206         7.99 %      $466       9.74 %
2002                              223            7.88            -              -            -            -           -          -
2003 and 2004                   1,550            7.90        1,285           8.42          487         8.60           -         --
2005 to 2009                   27,518            7.85        4,724           8.27        3,967         8.73           -         --
2010 to 2024                   24,160            7.70        2,640           8.35          783         8.42           -         --
                               ------                        -----                         ---                       --
                              $53,661            7.78 %     $8,763           8.32 %     $5,443         8.64 %      $466       9.74 %
                              =======                       ======                      ======                     ====

                                  CONSUMER                   HOME EQUITY LOANS                   TOTAL
                            --------------------------------------------------------------------------------------
                                             WEIGHTED                     WEIGHTED                    WEIGHTED
                                              AVERAGE                      AVERAGE                     AVERAGE
                                AMOUNT         RATE          AMOUNT         RATE         AMOUNT         RATE
                            --------------------------------------------------------------------------------------
        Due During
       Period Ending
       December 31,
----------------------------
2001                               $6            6.00 %         $-              -- %       $1,002         8.89 %
2002                                -              --            -              --            223         7.90
2003 and 2004                       -              --            -              --          3,322         8.20
2005 to 2009                        -              --           49            9.50         36,258         8.00
2010 to 2024                        -              --            -              --         27,583         7.78
                                   --             ---           --             ---         ------         ----
Total                              $6            6.00 %         49            9.50 %      $68,388         7.93 %
                                   ==                           ==                        =======


         The total amount of loans due after December 31, 2001 which have predetermined interest rates is $67.3 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $86,000.

         Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 2000, based on the above, the Bank's regulatory loans-to-one borrower limit was approximately $2.1 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. As of December 31, 2000, the largest dollar amount outstanding or committed to be lent to one borrower, or group of related borrowers, was four loans to one borrower totaling $1.3 million, secured by multi-family real estate. The second largest group of loans outstanding to one borrower was three loans totaling $746,000 secured by commercial and one- to four-family real estate. At December 31, 2000, these loans, except for one $254,000 loan on a single family residence which was two months delinquent, and one $194,000 loan on a six unit apartment which was one month delinquent, were performing in accordance with their terms

         All of the Company's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Company's appraisal policy). The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns or confirmations. All loans originated by PS Financial are approved by the full board.

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

         One- to Four-Family Residential Real Estate Lending. The cornerstone of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. Historically, the Company focused on fixed rate loans with 15 year terms and 25 year amortization schedules. In 1999, in an effort to reduce its interest rate risk, the Company reduced their production of 15 year balloon loans and instead offered 7 year and 10 year terms with 25 year amortization periods. Substantially all of the Company's one- to four-family residential mortgage originations are secured by properties located in its market area. All mortgage loans originated by the Company are retained and serviced by it.

         As of December 31, 2000, $7.9 million or 14.6% of the Company's one- to four-family residential loan portfolio were secured by properties with two or more units. At that date, the average outstanding residential loan balance was approximately $90,000.

         The Company currently offers fixed-rate mortgage loans with maturities from 15 to 20 years and balloon loans with terms of up to 15 years with 25 year amortization schedules. Interest rates and fees charged on these fixed-rate loans are established on a regular basis according to market conditions. See "- Originations and Purchases of Loans".

         Beginning in the fall of 2000, the Company began offering home equity lines of credit. These adjustable rate loans are secured by mortgages on owner-occupied one- to four-family residences and require monthly interest payments with a balloon payment in seven years.

         The Company also originates a limited number of loans secured by condominiums located in its market area. Condominium loans are made on substantially the same terms as one- to four-family loans. At December 31, 2000, the Company had $5.9 million of condominium loans.

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

         Multi-family and Commercial Real Estate Lending. In recognition of the many small apartment buildings and businesses in the Company's market area and in order to increase the interest rate sensitivity and yield of its loan portfolio and to complement residential lending opportunities, the Company has originated permanent multi-family and commercial real estate loans. At December 31, 2000, the Company had $5.4 million in commercial real estate loans, representing 8.0% of the total loan portfolio, and $8.8 million in multi-family loans, or 12.8% of the Company's total loan portfolio.

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

         In addition, the Company's underwriting procedures require verification of the borrower's credit history, banking relationships, references and income projections for the property. The Company obtains personal guarantees on these loans.

         The table below sets forth, by type of security property, the number and amount of the Company's commercial and multi-family real estate loans at December 31, 2000. Substantially all of the loans referred to in the table below are secured by properties located in the Company's market area.


                                                                                        Outstanding               Amount
                                                                     Number of           Principal            Non-Performing
                                                                       Loans              Balance              or of Concern
                                                                 -----------------------------------------------------------------
                                                                                      (Dollars in Thousands)
Commercial Real Estate
          Small business facilities                                        40                 $4,866                   -
          Office Buildings                                                  4                    577                   -
Multi-family                                                               45                  8,763                   -
                                                                           --                  -----                   -
          Total multi-family and commercial real estate loans              89                $14,206                   -
                                                                           ==                =======                   =

         At December 31, 2000, the Company's largest commercial real estate or multi-family loan outstanding totaled $555,000 and was secured by a 12 unit apartment complex located in Darien, Illinois. At December 31, 2000, this loan was performing according to its contractual terms.

         Multi-family and commercial real estate loans may present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. At December 31, 2000, there were no multi-family or commercial real estate loans greater than 90 days delinquent.

         Construction Lending. The Company occasionally purchases participation interests in construction loans to builders or developers for the construction of small residential or commercial properties. Such properties are generally located in Illinois. At December 31, 2000, the Company's construction lending portfolio consisted of a participation interest in a construction loan of $466,000, or 0.68% of the Company's real estate loan portfolio.

         Consumer Lending. Federally chartered savings institutions may invest up to 35% of assets in consumer loans (including any investment in investment grade and commercial paper and corporate debt securities). The Company originates consumer loans secured by deposit accounts, as well as home equity loans secured by a second mortgage on residential real estate. At December 31, 2000, consumer loans totaled $55,000, or 0.08% of the Company's total loan portfolio.

Originations and Purchases of Loans

         Real estate loans are originated by PS Financial's staff through referrals from existing customers or real estate agents. In order to increase the size of the loan portfolio, the Company has utilized the services of an area mortgage broker who receives a fee for each mortgage originated for the Company. The broker serves the same market area as the Company, and the loans share the same characteristics as the Company's existing loans. For the year ended December 31, 2000, the Company originated $3.5 million loans through this broker.

         The Company's ability to originate loans is dependent upon customer demand for loans in its market and to a limited extent, various marketing efforts. Demand is affected by both the local economy and the interest rate environment. As a result of the Company's Asset Liability strategy to slow the erosion of the Company's net interest margin by offering loan rates higher than the general market, loan originations decreased. See "- Market Area". Under current policy, all loans originated by PS Financial are retained in the Company's portfolio.

         In the past, the Company has purchased participation interests in construction loans originated by a local financial institution. All such loans are secured. At December 31, 2000, the Company had $466,000 of participation interests in construction loans. The Company intends to continue to purchase such loans in the future, subject to market conditions.

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

                                                                         Year Ended
                                                                        December 31,
                                                           ---------------------------------------
                                                                  2000                1999
                                                           ---------------------------------------
                                                                       (In Thousands)
Originations by type:
         Real estate    - one- to four-family                    $6,558            $21,612
                        - multi-family                              508              2,899
                        - commercial                                423              2,754
         Passbook                                                     -                  -
                                                                     --                 --
             Total loans originated                               7,489             27,265
                                                                  -----             ------
Purchases
         Real estate - construction                                  15                435

Repayments
         Principal repayment                                     11,977             12,233
         (Increase) decrease in other items, net (1)               (156)               110
                                                                   -----               ---
                                                                 ($4,317)          $15,357
                                                                 ========          =======


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

         Other real estate acquired by PS Financial as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value less estimated selling costs. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized. In 2000, four single family residences, which were acquired through foreclosure in 1999 were sold. The Company had no real estate acquired as a result of foreclosure during 2000.

         The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 2000.

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
                                    ------------------------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
Real estate:
     One- to Four-family                    17      $955     1.78 %           6      $585    1.09 %      5         $643     1.20 %
     Multi-family                            3       545     6.22             2       278    3.17        -            -       --
     Commercial real estate                  -         -       --             -         -      --        -            -       --
     Construction or development             -         -       --             -         -      --        -            -       --
     Consumer                                -         -       --             -         -      --        -            -       --

Consumer                                     -         -       --             -         -      --        -            -       --
                                            --        --                      -        --                -           --      ---
         Total                              20    $1,500     2.19 %           8      $863    1.26 %      5         $643     0.94 %
                                            ==    ======                      =      ====                =         ====
                                             Total Delinquent Loans
                                        ----------------------------------
                                                                Percent
                                                                of Loan
                                         Number     Amount     Category
                                        ----------------------------------
Real Estate:
     One- to Four-family                       28     $2,183     4.07 %
     Multi-family                               5        823     9.39
     Commercial real estate                     -          -       --
     Construction or development                -          -       --
     Consumer                                   -          -       --

Consumer                                        -          -       --
                                               --         --
         Total                                 33     $3,006     4.40 %
                                               ==     ======


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

         On the basis of management's review of its assets, at December 31, 2000, the Company had classified a total of $827,000 of its loans.


                                                         December 31, 2000
                                                         -----------------
                                                          (In Thousands)

Substandard...................................................   $827
Doubtful......................................................    ---
Loss..........................................................    ---
                                                                 ----
     Total....................................................   $827
                                                                 ====

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


                                                             December 31,
                                                     ---------------------------
                                                       2000               1999
                                                        (Dollars in Thousands)
Non-accruing loans over 90 days delinquent:
     One- to four-family                                   $237           $876
     Multi-family                                             -              -
     Commercial real estate                                   -            158
                                                             --            ---
         Total                                              237          1,034
                                                            ---          -----

Accruing loans delinquent more than 90 days                 406            221
Foreclosed assets                                             -            454
                                                             --            ---

Total non-performing assets                                $643         $1,709
                                                           ====         ======
Total as a percentage of total assets                      0.56 %         1.40 %
                                                           ====           ====

         For the year ended December 31, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $43,000. The amounts that were included in interest income on such loans were $40,000.

         Other Assets of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2000, there were no loans or other assets with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         The following table sets forth an analysis of the Company's allowance for loan losses.


                                                    Year Ended December 31,
                                                --------------------------------
                                                      2000            1999
                                                      (Dollars in Thousands)
Balance at beginning of year                              $266           $258
Charge-offs                                                  -             (7)
Recoveries                                                   -              -
Net charge-offs                                              0             (7)
Additions charged to operations                             15             15
                                                            --             --
Balance at end of year                                    $281           $266
                                                          ====           ====

Ratio of net charge-offs during the year to
average loans outstanding during the year                    - %         0.01 %
                                                             =           ====

Ratio of net charge-offs during the year to
average non-performing assets                                - %         0.01 %
                                                             =           ====

Ratio of allowance for loan losses to total loans         0.41 %         0.37 %
                                                          ====           ====


THE DISTRIBUTION OF THE COMPANY'S ALLOWANCE FOR LOAN LOSSES AT THE DATES INDICATED IS SUMMARIZED AS FOLLOWS:

                                                           December 31,
                              -----------------------------------------------------------------------
                                             2000                                1999
                              -----------------------------------------------------------------------
                                                       Percent                            Percent
                                                       of Loans                           of Loans
                                           Loan        in Each                Loan        in Each
                               Amount of    Amounts    Category    Amount of   Amounts    Category
                               Loan Loss      by       to Total    Loan Loss     by       to Total
                               Allowance   Category     Loans      Allowance  Category     Loans
                                                          (IN THOUSANDS)
One- to four-family                    $54   $53,661    78.47 %           $56   $56,408     77.55 %
Multi-family                            26     8,763    12.81              28     9,446     12.99
Commercial real estate                  14     5,443     7.97              15     6,380      8.77
Construction                             6       466     0.68               7       499      0.68
Home equity loans                        -        49     0.07               -         -         -
Consumer                                 -         6     0.00               -         6      0.01
Unallocated                            181         -       --             160         -        --
                                       ---        --      ---             ---        --       ---
     Total                            $281   $68,388   100.00 %          $266   $72,739    100.00 %
                                      ====   =======   ======            ====   =======    ======


         The allowance for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of the risk inherent in its entire loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers the market value of the underlying collateral, growth and composition of the loan portfolio, delinquency trends, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, net realizable values, the current loan portfolio and current economic conditions are considered.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen economic and market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

         Investment Activities

         General. PS Financial must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, PS Financial has maintained liquid assets at levels significantly above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 2000, the Bank's liquidity ratio for regulatory purposes was 35.1%.

         Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Company's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. At December 31, 2000, the Company had no securities which were classified as trading and no securities classified as held-to-maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of stockholders' equity. At December 31, 2000, $36.1 million of securities and $4.6 million of mortgage-backed securities were classified as available-for-sale.

         Securities. In order to supplement loan volume, invest excess liquidity, and increase holdings of short and medium term assets; the Company invests in liquid, high-quality investments, such as U.S. Treasury and agency obligations. At December 31, 2000 and December 31, 1999, the Company's securities portfolio totaled $36.1 million and $35.6 million, respectively. At December 31, 2000, the Company did not own any investment securities of a single issuer which exceeded 10% of stockholders' equity, other than U.S. government securities and federal agency obligations. See Note 2 of the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as
Exhibit 13 for additional information regarding the Company's securities portfolio.

         The following table sets forth the composition of the Company's securities and other earning assets, other than mortgage-backed securities and loans receivable, at the dates indicated.

                                                                    December 31,
                                                   ------------------------------------------------
                                                             2000                    1999
                                                   ------------------------------------------------
                                                    Carrying      % of      Carrying      % Of
                                                     Value        Total       Value      Total
Securities available-for-sale
     U. S. Treasury securities and obligations of
         U. S. government agencies
                                                      $26,500     73.43 %     $25,630    72.10 %
     Municipal securities                               8,577     23.77         8,003    22.51
     Equity securities                                  1,011      2.80         1,917     5.39
                                                        -----      ----         -----     ----
         Total securities                             $36,088    100.00 %     $35,550   100.00 %
                                                      =======    ======       =======   ======

Average remaining life of securities                    10.30 YRS.              11.30 YRS.

Other earning assets:
     Interest-bearing deposits in other financial
         institutions
                                                       $1,161     36.34 %      $2,596    57.40 %
     Federal home loan bank stock                       2,034     63.66         1,927    42.60
                                                        -----     -----         -----    -----
         Total                                         $3,195    100.00 %      $4,523   100.00 %
                                                       ======    ======        ======   ======


         The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                     December 31, 2000
                                  -----------------------------------------------------------------------------------------
                                   Less Than           1 to 5           5 to 10            Over
                                     1 Year            Years             Years           10 Years        Total Securities
                                  -----------------------------------------------------------------------------------------
                                   Amortized Cost    Amortized Cost    Amortized Cost   Amortized Cost    Amortized Cost
                                  -----------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
U.S. government securities and
                                      $-               $2,498           $22,269            $2,065            $26,832
Municipal securities                   -                  250             2,152             6,527              8,929
Equity securities                      -                  598                 -               523              1,121
                                      --                  ---                --               ---              -----
Total investment securities          $ -               $3,346           $24,421            $9,115            $36,882
                                     ===               ======           =======            ======            =======
Weighted average yield                                  6.36%              6.73%             7.22%              6.81 %


         Mortgage-Backed Securities. In order to supplement loan and investment activities, the Company invests in mortgage-backed securities.

         Consistent with its asset/liability management strategy, at December 31, 2000, $4.6 million, or 100.0% of the Company's mortgage-backed securities have adjustable interest rates. For information regarding the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as
Exhibit 13.

         As of December 31, 2000, all of the mortgage-backed securities owned by the Company were issued, insured or guaranteed either directly or indirectly by a federal agency. As a result, the Company did not have any mortgage-backed securities in excess of 10% of stockholders' equity except for federal agency obligations.

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                              December 31,
                                             -----------------------------------------------
                                                      2000                    1999
                                             -----------------------------------------------
                                             Carrying      % of      Carrying      % of
                                              Value        Total      Value        Total
                                              -----        -----      -----        -----
                                                         (Dollars in Thousands)
Mortgage-backed securities available for sale:
GNMA                                            $1,359     29.50 %      $1,825     32.38 %
FNMA                                             2,207     47.90         2,656     47.13
FHLMC                                            1,041     22.60         1,155     20.49
                                                 -----     -----         -----     -----
Total mortgage-backed securities                $4,607    100.00 %      $5,636    100.00 %
                                                ======    ======        ======    ======

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at December 31, 2000.

                                                                                  Due In
                                                       --------------------------------------------------------------
                                                          Less Than         1 to         5 to 10          Over
                                                            1 Year         5 Years        Years         10 Years
                                                       --------------------------------------------------------------
                                                                              (In Thousands)
Federal Home Loan Mortgage Corporation                          $-            $-             $-          $1,070
Federal National Mortgage Association                            -             -              -           2,289
Government National Mortgage Association                         -             -              -           1,353
                                                                --            --             --           -----
         Total                                                  $-            $0             $0          $4,712
                                                                ==            ==             ==          ======

         At December 31, 2000, all mortgage-backed securities had floating or adjustable rates.

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

         The following table sets forth the savings flows at the Company during the periods indicated.

                                                           Year Ended December 31,
                                          ---------------------------------------------------------
                                                 2000               1999               1998
                                                 ----               ----               ----
                                                           (Dollars in Thousands)
Opening alance                                 $63,983            $55,429            $41,275
Deposits                                         45,187             56,272             45,699
Withdrawals                                     (50,616)           (49,084)           (33,662)
Interest credited                                 2,040              1,366              2,117
                                                  -----              -----              -----
Ending balance                                  $60,594            $63,983            $55,429
                                                =======            =======            =======
Net increase (decrease)                         ($3,389)            $8,554            $14,154
                                                ========            ======            =======
Percent increase (decrease)                       (5.30) %           15.43 %            34.29 %
                                                  ======             =====              =====


         The following table sets forth the dollar amount of savings deposits and the various types of deposit programs offered by the Company as of the dates indicated.

                                                           December 31,
                                         -------------------------------------------------
                                                  2000                     1999
                                         -------------------------------------------------
                                                     Percent                  Percent
                                          Amount     of Total     Amount      of Total
                                          ------     --------     ------      --------
                                                      (Dollars in Thousands)
TRANSACTIONS AND SAVINGS DEPOSITS
---------------------------------
Savings Accounts - 2.50% (1)               $18,161     29.97 %     $18,944      29.61 %
Transaction Accounts  - 0.00% (1)              529      0.87           326       0.51
Money Market Accounts - 3.25% (1)            1,113      1.84         1,141       1.78
                                             -----      ----         -----       ----
Total Non-Certificates                      19,803     32.68        20,411      31.90
                                            ------     -----        ------      -----
Certificates
     4.00 - 5.99%                           15,516     25.61        27,014      42.22
     6.00 - 7.99%                           25,275     41.71        16,558      25.88
                                            ------     -----        ------      -----
Total Certificates                          40,791     67.32        43,572      68.10
                                            ------     -----        ------      -----
Total Deposits                             $60,594    100.00 %     $63,983     100.00 %
                                           =======    ======       =======     ======

--------------------------
(1)  At December 31, 2000.

         The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 2000.

                       Less Than       1 to 2       2 to 3       3 to 4       4 to 5
                         1 Year        Years        Years        Years        Years         Total
                     ---------------------------------------------------------------------------------
                                                  (Dollars in Thousands)
4.00 - 4.99%            $6,396          $73          $13         $105            -        $6,587
5.00 - 5.99%             7,236          991          631            -           71         8,929
6.00 - 6.99%            17,470        1,036          279            -          100        18,885
7.00 - 7.99%             5,608          485         $297            -            -         6,390
                         -----          ---         ----            -            -         -----
                       $36,710       $2,585       $1,220         $105         $171       $40,791
                       =======       ======       ======         ====         ====       =======


         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2000.

                                                                                Maturity
                                                     ---------------------------------------------------------------
                                                                           Over           Over
                                                        3 Months          3 to 6         6 to 12         Over
                                                         or Less          Months         Months        12 Months         Total
                                                         -------          ------         ------        ---------         -----
Certificates of deposit of less than $100,000            $8,521           $9,766         $10,644        $3,681         $32,612
Certificates of deposit of $100,000 or more               2,626            1,857           3,296           400           8,179
                                                          -----            -----           -----           ---           -----
TOTAL CERTIFICATES OF DEPOSIT                           $11,147          $11,623         $13,940        $4,081         $40,791
                                                        =======          =======         =======        ======         =======

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

         The following table sets forth the maximum month-end balance and average balance of FHLB advances as of the dates indicated.

                                                        December 31,
                                             -----------------------------------
                                                    2000              1999
                                             -----------------------------------
                                                   (Dollars in Thousands)

Maximum Balance                                    $38,228          $37,405
Average Balance                                    $36,324          $31,474
Weighted average interest rate for the year           5.90 %           5.58 %

Subsidiary Activities

         On November 1, 1999, PS Financial sold its only wholly owned service corporation, Preferred Service Corporation (the "Subsidiary"). The Subsidiary, an Illinois corporation, was incorporated in 1969 and sold casualty, disability and credit life insurance on an agency basis.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2000, the Bank's lending limit under this restriction was $2.1 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

Regulatory Capital Requirements

         Federally insured institutions are required to maintain minimum capital standards, including a tangible capital, a leverage ratio (or core capital) and a risk-based capital requirement.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets as defined by regulation. At December 31, 2000, the Bank had tangible capital of $14.3 million, or 12.6% of adjusted total assets, which is approximately $12.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2000, the Bank had core capital equal to $14.3 million, or 12.6% of adjusted total assets, which is $9.8 million above the minimum leverage ratio requirement of 4.0% as in effect on that date.

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

         On December 31, 2000, the Bank had total capital of $15.6 million (including $14.3 million in core capital and $1.3 million in qualifying supplementary capital) and risk-weighted assets of $57.5 million; or total capital of 27.1% of risk-weighted assets. This amount was $11.3 million above the 8% requirement in effect on that date.

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

Qualified Thrift Lender Test

         All savings institutions, including PS Financial, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Such assets primarily consist of residential housing related loans and investments. At December 31, 2000, the Bank met the test with 83.5% of its portfolio assets in qualified thrift investments and has always met the test since its effectiveness.

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

         Company stock held by persons who are affiliates (generally executive officers, directors and stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

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

         As a member, PS Financial is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 2000, PS Financial had $2.0 million in FHLB stock, which was in compliance with this requirement. Dividends on the FHLB stock were 7.48% for 2000.

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

Competition

         PS Financial faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks, credit unions, mortgage bankers and other savings institutions, which also make loans secured by real estate located in Cook County, Illinois. PS Financial competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

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

Executive Officers of the Holding Company and the Bank Who Are Not Directors

         The following information as to the business experience during the last five years is supplied with respect to executive officers who are not directors of the Company's or the Bank's Board of Directors.

         Jeffrey Przybyl, age 34. Mr. Przybyl is currently serving as Chief Financial Officer of the Company and the Bank, a position he has held since 1993. As Chief Financial Officer, Mr. Przybyl is responsible for overseeing the accounting and financial reporting functions of the Company and the Bank. Employees

         At December 31, 2000, the Company had a total of 15 full-time and 4 part-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

Certain Supplemental Financial Information

         The Company's dividend payout ratio was 67.45% for the year ended 2000 and 53.47% for the year ended 1999. The Company's return on average assets was 1.04% for the year ended 2000, compared to 1.44% for the year ended 1999. Return on equity was 7.75% for 2000, compared to 8.10% for 1999. Average equity to average assets was 13.36% for the year ended 2000, compared to 17.76% for the year ended 1999.

Item 2. Properties

         PS Financial conducts its business at its stand-alone office located at 4800 South Pulaski Road, Chicago, Illinois. The Company's 5,000 square foot office was acquired in 1980 and had a net book value of $256,000 at December 31, 2000. At December 31, 2000, the total net book value of PS Financial's premises and equipment (including land, building and leasehold improvements, and furniture, fixtures and equipment) was approximately $494,000. The Company believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Company.

         The Company's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Company at December 31, 2000 was approximately $45,000.

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

Item 4. Submissions of Matters to a Vote of Securities Holders

         No matter was submitted to a vote of Security holders, through the solicitation of proxies or otherwise during the quarter ended December 31, 2000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      Page 44 of the Company's 2000 Annual Report to stockholders attached hereto as Exhibit 13 is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 5 through 17 of the Company's 2000 Annual Report to stockholders attached hereto as Exhibit 13 is herein incorporated by reference.

Item 7. Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 2000, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                                                              Pages in
ANNUAL REPORT SECTION                                                                                       ANNUAL REPORT
---------------------                                                                                       -------------
Selected Consolidated Financial Information                                                                      2-4
Management's Discussion and Analysis of Financial                                                               5-17
  Condition and Results of Operations
Report of Independent Auditors                                                                                    18
Consolidated Statements of Financial Condition as of December 31,                                                 19
  2000 and 1999
Consolidated Statements of Income for the Years                                                                   20
  Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Stockholders'                                                                       21-22
  Equity for the Years Ended December 31, 2000,
  1999 and 1998
Consolidated Statements of Cash Flows for the                                                                  23-24
  Years Ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements                                                                     25-44


         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended December 31, 2000, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                    PART III

Item 9. Directors, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this 10-KSB is incorporated herein by reference.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

          3 (i)          Articles of Incorporation                                                                     *

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

           22            Published report regarding matters submitted to vote                                         None
                         of security holders

           23            Consents of Experts and Counsel                                                              None

           24            Power of Attorney                                                                            None

           28            Information from reports furnished to state insurance regulatory authorities                 None

           99            Additional Exhibits                                                                          None


Footnotes
---------

* Filed as exhibits to the Company's S-1 registration statement filed on August 30, 1996 (file No. 333-11211) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with item 601 of regulation S-B,

                                   EXHIBIT 21



                         SUBSIDIARIES OF THE REGISTRANT

                                                                                                          State of
                                                                              Percentage of             Incorporation
       Parent                             Subsidiary                            Ownership              or Organization
---------------------    ----------------------------------------------    ---------------------   ------------------------

PS Financial, Inc.       Preferred Savings Bank                                    100%                    Federal


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PS FINANCIAL, INC.
Date:     March 30, 2001                    By: Kimberly P. Rooney
          ----------------------                --------------------------------
                                                Kimberly P. Rooney (Duly
                                                Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:       Kimberly P. Rooney                                                   By: S. J. Ptak
          --------------------------------------------------------                 -------------------------------------------------
          Kimberly P. Rooney, President,                                           S. J. Ptak, Chairman of the Board
            Chief Executive Officer and
            Director (Principal Executive
            and Operating Officer)
Date:     March 30, 2001                                                     Date: March 30, 2001
          ------------------------                                                 ------------------------

By:       Edward Wolak                                                         By: L. G. Ptak
          --------------------------------------------------------                 -------------------------------------------------
          Edward Wolak, Director                                                   L.G. Ptak, Director and Secretary
Date:     March 30, 2001                                                     Date: March 30, 2001
          ------------------------                                                 ------------------------

By:       Paul J. Duggan                                                       By: By: Jeanine M. McInerney
          --------------------------------------------------------                 -------------------------------------------------
          Paul J. Duggan Director                                                  Jeanine M. McInerney, Director
Date:     March 30, 2001                                                     Date: March 30, 2001
          ------------------------                                                 ------------------------

By:       Jeffrey Przybyl
          --------------------------------------------------------
          Jeffrey Przybyl, Treasurer and
            Chief Financial Officer (Principal
            Financial and Accounting Officer)
Date:     March 30, 2001
          ------------------------