Form 10QSB
period 2001-03-31
PS FINANCIAL INC
filed 2001-05-15
CIK 1021575

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the Three Months Ended March 31, 2001

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

Yes X	No (First Filing Pursuant to Rule 15d-13(a))

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class:	SHARES OUTSTANDING at May 10, 2001
Common Stock, $.01 par value	1,255,067

Next Page

PS Financial, Inc.
Form 10-QSB
March 31, 2001

Part I - Financial Information

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2001 and December 31, 2000
(Dollars in thousands, expect per share data)(Unaudited)

ASSETS	March 31, 2001	December 31, 2000
Cash on hand and in banks	$360	$333
Interest-bearing deposit accounts in other financial institutions	2,294	1,008
Total cash and cash equivalents	2,654	1,341
Interest-bearing term deposits in other financial institutions	154	153
Equity securities available for sale	9,419	1,012
Securities available for sale	25,629	35,076
Mortgage-backed securities available-for-sale	4,438	4,607
Loans receivable, net	66,020	67,862
Federal Home Loan Bank stock	2,075	2,034
Premises and equipment, net	478	494
Accrued interest receivable	911	1,058
Other assets	204	451
Total assets	$111,982	$114,088
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$58,271	$60,594
Advances from borrowers for taxes and insurance	361	648
Advances from the Federal Home Loan Bank and other borrowings	36,335	36,147
Accrued interest payable and other liabilities	794	673
Total liabilities	95,761	98,062
Stockholders' Equity Common stock $0.01 par value per share, 2,500,000 shares authorized; 2,182,125 issued	22	22
Retained earnings, substantially restricted	7,365	7,315
Unearned ESOP shares	(860)	(884)
Unearned stock awards	(539)	(583)
Treasury stock, at cost, 881,514 and 855,914 shares, respectively	(11,252)	(10,948)
Accumulated other comprehensive loss	(188)	(551)
Total stockholders' equity	16,221	16,026
Total liabilities and stockholders' equity	$111,982	$114,088

See accompanying notes to condensed consolidated financial statements.

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data )(Unaudited)
	Three months ended March 31,
	2001	2000
Interest income
Loans	$1,355	$1,469
Securities	496	557
Mortgage-backed securities	78	91
Dividend income on equity investments	19	29
Other interest earning assets	72	110
Total interest income	2,020	2,256
Interest expense
Deposits	723	758
Federal Home Loan Bank advances	545	499
Total interest expense	1,268	1,257
Net interest income	752	999
Provision for loan losses	0	7
Net interest income after provision for loan losses	752	992
Noninterest income
Net gain (loss) on sale of securities	27	(58)
Other operating income	23	37
Total noninterest income	50	(21)
Noninterest expense
Compensation and benefits	255	249
Occupancy and equipment expense	41	38
Data processing services	29	22
Federal deposit insurance premiums	3	3
Professional fees	51	60
Other operating expenses	56	64
Total noninterest expense	435	436
Income before income tax expense	367	535
Income tax expense	122	149
Net income	$245	$386

Basic earnings per share	$0.21	$0.25
Diluted earnings per share	$0.20	$0.25

See accompanying notes to condensed consolidated financial statements.

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands )(Unaudited)

Three Months Ended March 31	2001		2000
Common Stock
Balance at beginning of year	$22		$22
Balance at March 31	$22		$22
Additional Paid-In Capital
Balance at beginning of year	$21,655		$21,644
Change in additional paid in capital	18		4
Balance at March 31	$21,673		$21,648
Retained Earnings, Substantially Restricted
Balance at beginning of year	$7,315		$6,862
Net income for the period	245	$245	386	$386
Dividends declared	(195)		(220)
Balance at March 31	$7,365		$7,028
Unearned ESOP Shares
Balance at beginning of year	$(884)		$(981)
Change in unearned ESOP shares	24		25
Balance at March 31	$(860)		$(956)
Unearned Stock Awards
Balance at beginning of year	$(583)		$(767)
Stock awards earned	44		44
Balance at March 31	$(539)		$(723)
Treasury Stock
Balance at beginning of year	$(10,948)		$(6,425)
Change in treasury stock	(304)		(4,523)
Balance at March 31	$(11,252)		$(10,948)
Accumulated Other Comprehensive Income
Balance at beginning of year	$(551)		$(1,483)
Change in unrealized gain (loss) on securities available-for-sale, net of tax
	363	363	(321)	(321)
Balance at March 31	$(188)		$(1,804)
Total Stockholders' Equity	$16,221		$14,267

Comprehensive Income		$608		$65

See accompanying notes to condensed consolidated financial statements.

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands )(Unaudited)

	Three months ended March 31,
	2001	2000
Cash flows from operating activities
Net income	$245	$386
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	-	7
Depreciation	16	20
Amortization of premiums and discounts on investment and mortgage-backed securities, net	(22)	(22)
Net (gain) loss on sales of securities available-for-sale	(27)	58
RRP Expense	44	44
ESOP Expense	42	29
Dividends on Federal Home Loan Bank stock	(41)	-
Change in
Deferred loan origination fees	(10)	(10)
Accrued interest receivable and other assets	165	(110)
Other liabilities	121	544
Net cash from operating activities	533	946
Cash flows from investing activities
Proceeds from repayment of securities available-for-sale	194	192
Proceeds from sale of securities available-for-sale	8,900	-
Calls and maturities of securities available-for-sale	10,055	637
Purchase of securities available-for-sale	(17,300)	-
Net change in loans	1,852	1,279
Capital expenditures, net	-	(73)
Net cash from investing activities	3,701	2,035
Cash flows from financing activities
Net change in deposits	(2,323)	1,989
Dividends paid	(195)	(220)
Proceeds from Federal Home Loan Bank advances and other borrowings	285	8,500
Repayment of Federal Home Loan Bank advances and other borrowings	(97)	(10,488)
Purchase of treasury stock	(304)	-
Net decrease in advance payments by borrowers for insurance and taxes	(287)	(353)
Net cash from financing activities	(2,921)	(572)

Continued

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands )(Unaudited)

Change in cash and cash equivalents	1,313	2,409
Cash and cash equivalents at beginning of period	1,341	3,305
Cash and cash equivalents at end of period	$2,654	$5,714
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$1,310	$1,264
Income taxes	130	-

Supplemental schedule of non cash financing activity
Amount due to shareholders for purchase of tendered shares	-	4,523

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of PS Financial, Inc. as of March 31, 2001 and the results of its operations for the three month periods ended March 31, 2001 and 2000. The annualized results of operations for the three month periods ended March 31, 2000 and 2001 are not necessarily indicative of the results expected in the full year ending December 31, 2001.

The condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") included in the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators for earnings per common share computations for the three months ended March 31, 2001 and 2000 is presented below.

	Three Months Ended March 31,
	2001	2000
Basic Earnings Per Share
Net income	$245,437	$386
Weighted average common shares outstanding	1,198,173	1,532,463
Basic Earnings Per Share	$0.21	$0.25

Earnings Per Share Assuming Dilution
Net income	$245,437	$386,418
Weighted average common shares outstanding	1,198,173	1,532,463
Add dilutive effect of assumed exercises
Incentive stock options	2,988	10,727
Stock awards	-	-
Weighted average common and dilutive potential common	1,201,161	1,543,190
Diluted Earnings Per Share	$0.20	$0.25

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
Notes to Condensed Consolidated Financial Statements

All of the outstanding options at March 31, 2001 and 2000 relate to options granted in 1997 at an exercise price of $14.00. In January 1998, the Company paid a special dividend, which was declared in 1997, which resulted in a change in equity structure. This event allowed the Company to modify the stock option agreements to adjust the exercise price to $11.02, which was an adjustment in direct proportion to the decrease in exercise price as compared to market value as a result of the change in equity structure.

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

Total assets decreased $2.1 million to $112.0 million at March 31, 2001 from $114.1 million at December 31, 2000, due mainly to a decrease in loans receivable of $1.9 million.

The Company's net loans receivable decreased by $1.9 million to $66.0 million at March 31, 2001 from $67.9 million at December 31, 2000 as principal paydowns were used to repay maturing higher yielding deposits. Securities available-for-sale (including equity and mortgage-backed securities) decreased by $1.2 million to $39.5 million at March 31, 2001 from $40.7 million at December 31, 2000. During the quarter, $10.1 million in securities were called and reinvested in lower yielding short term U. S. Treasury equity funds. These decreases were partially offset by an increase in cash and cash equivalents of $1.4 million to $2.7 million at March 31, 2001 from $1.3 million at December 31, 2000.

Total liabilities at March 31, 2001 were $95.8 million compared to $98.1 million at December 31, 2000, a decrease of $2.3 million. The decrease was due mainly to a $2.3 million decrease in deposits to $58.3 million at March 31, 2001 from $60.6 million at December 31, 2000, as higher paying term deposits were not renewed as interest rates decreased.

Stockholders' equity at March 31, 2001 was $16.2 million compared to $16.0 million at December 31, 2000, an increase of $195,000, or 1.2%. This increase was due primarily to a $363,000 decrease in the unrealized loss on securities available-for-sale, and net income of $245,000, partially offset by payment of regular dividends totaling $195,000 and the purchase of treasury stock totaling $304,000.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and March 31, 2000.

General
Net income for the three months ended March 31, 2001 was $245,000, a decrease of $141,000, or 36.5%, from net income of $386,000 for the three months ended March 31, 2000. The decrease in net income is primarily due to a decrease in net interest spread as a result of decrease of $8.8 million in average assets from March 31, 2000 to March 31, 2001.

Interest Income
Interest income for the three months ended March 31, 2001 was $2.0 million compared to $2.3 million for the three months ended March 31, 2000, a decrease of $236,000, or 10.5%. The decrease in interest income was a result of a decrease in the yield on average interest-earning assets due primarily to $10.1 million of securities called in the first quarter of 2001, that were reinvested in lower yielding securities, as well as a $7.5 million decrease in average interest earning assets from March 31, 2000 to March 31, 2001.

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense
Interest expense for the three month periods ended March 31, 2001 and 2000 was $1.3 million. While total deposits decreased $7.7 million from March 31, 2000 to March 31, 2001, the average rate paid on these deposits increased. This resulted in a decrease in the net interest margin at March 31, 2001 to 2.70% from 3.38% at March 31, 2000.

Provision for Loan Losses
The Bank's provision for loan losses was zero for the three months ended March 31, 2001 compared to $7,000 for the three months ended March 31, 2000. At March 31, 2001, the Bank's allowance for loan losses totaled $281,000, or .4% of total loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended March 31, 2001 was indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-value ratios are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances at March 31, 2001 decreased to $3.6 million compared to $3.7 million at March 31, 2000. Included in the past due loan balances are non-accruing loans at March 31, 2001 totaling $1.0 million compared to $1.3 million at March 31, 2000.

Noninterest Income
Noninterest income for the three months ended March 31, 2001 was $50,000 compared to a loss of $21,000 for the three months ended March 31, 2000. The increase was primarily due to a $27,000 gain on sales of securities in 2001 compared to a $58,000 loss in 2000, offset by a $14,000 decrease in other income.

Noninterest Expense
Noninterest expense was $435,000 for the three months ended March 31, 2001 compared to $436,000 for the three months ended March 31, 2000, a decrease of $1,000. The decrease was primarily a result of an $8,000 decrease in other operating expenses and a $9,000 decrease in professional fees, offset by a $7,000 increase in data processing expenses, a $6,000 increase in compensation expense and a $3,000 increase in occupancy and equipment expenses. Professional fees were higher in 2000 due to the modified dutch tender offer that was completed in the first quarter of 2000.

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes
Income taxes were $122,000 for the three months ended March 31, 2001 compared to $149,000 for the three months ended March 31, 2000, a decrease of $27,000, or 18.1%. The decrease was primarily a result of a $168,000 decrease in pretax earnings.

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

The Company's interest rate risk decreased during the twelve months ended December 31, 2000 (most recent available) due to decreases in the average remaining maturity of the Company's fixed income securities and net loans receivable. Management has taken a number of steps to limit to some extent its interest rate risk. First, the Company focuses its fixed rate loan originations on loans with maturities of 15 years or less. At March 31, 2001, $50.1 million, or 95.5%, of the Company's one- to four family residential loan portfolio consisted of fixed rate loans having original terms to maturity of 15 years or less. Second, the Company offers balloon loans of 10 years or less in an attempt to decrease its asset/liability mismatch. Third, the Company has maintained a mortgage-backed securities portfolio with adjustable-rates. At March 31, 2001, adjustable rate mortgage-backed securities totaled $4.4 million which represented 4.1% of interest-earning assets. Finally, a substantial proportion of the Company's liabilities consists of passbook savings accounts which are believed by management to be somewhat less sensitive to interest rate changes than certificate accounts.

Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company's asset/liability management policies. Investments generally include interest-bearing deposits in other federally insured financial institutions, FHLB stock, U.S. Government securities, municipal securities and equity securities.

Next Page

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

An approach used by management to quantify interest rate risk is net portfolio value ("NPV") analysis. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. The following table sets forth, at December 31, 2000, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-300 basis points, measured in 100 basis point increments).

Change in Interest Rates (Basis Points)	Estimated NPV Amount	Ratio of NPV to Total Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent
(dollars in thousands)
+300	$7,992	7.6%	($8,917)	(53)%
+200	11,117	10.2	(5,792)	(43)
+100	14,222	12.7	(2,687)	(16)
---	16,909	14.6	---	---
-100	18,492	15.7	1,583	9
-200	20,093	16.7	3,185	19
-300	22,148	18.0	5,239	31

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

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purpose of these safe harbor provisions. Forward-looking statements, which are based on certain assumption and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words such as "believe", "expect", "intend", "anticipate", "estimate", "project"" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative / regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings None
Item 2.	Changes in Securities None
Item 3.	Defaults Upon Senior Securities None
Item 4.	Submission of Matters to a Vote of Security Holders None
Item 5.	Other information None
Item 6.	Exhibits and Reports on Form 8-K
a. None
b. (1) A current report on Form 8-K was filed on February 12, 2001 to announce the retention of investment banker for shareholder enhancement advice.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PS FINANCIAL, INC. (Registrant)

Date: May 15, 2001	By: /s/Kimberly Rooney
Kimberly Rooney
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2001	By: /s/Jeffrey Przybyl
Jeffrey Przybyl
Chief Financial Officer
(Principal Financial and Accounting Officer)

Top