Form 10QSB/A
period 2001-03-31
PS FINANCIAL INC
filed 2001-05-17
CIK 1021575

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

Next Page

PS Financial, Inc.
Form 10-QSB
March 31, 2001

Part I - Financial Information

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2001 and December 31, 2000
(Dollars in thousands, expect per share data)(Unaudited)

ASSETS	March 31, 2001	December 31, 2000
Cash on hand and in banks	$360	$333
Interest-bearing deposit accounts in other financial institutions	2,294	1,008
Total cash and cash equivalents	2,654	1,341
Interest-bearing term deposits in other financial institutions	154	153
Equity securities available for sale	9,419	1,012
Securities available for sale	25,629	35,076
Mortgage-backed securities available-for-sale	4,438	4,607
Loans receivable, net	66,020	67,862
Federal Home Loan Bank stock	2,075	2,034
Premises and equipment, net	478	494
Accrued interest receivable	911	1,058
Other assets	204	451
Total assets	$111,982	$114,088
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$58,271	$60,594
Advances from borrowers for taxes and insurance	361	648
Advances from the Federal Home Loan Bank and other borrowings	36,335	36,147
Accrued interest payable and other liabilities	794	673
Total liabilities	95,761	98,062
Stockholders' Equity Common stock $0.01 par value per share, 2,500,000 shares authorized; 2,182,125 issued	22	22
Retained earnings, substantially restricted	7,365	7,315
Additional paid-in capital	21,673	21,655
Unearned ESOP shares	(860)	(884)
Unearned stock awards	(539)	(583)
Treasury stock, at cost, 881,514 and 855,914 shares, respectively	(11,252)	(10,948)
Accumulated other comprehensive loss	(188)	(551)
Total stockholders' equity	16,221	16,026
Total liabilities and stockholders' equity	$111,982	$114,088

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