Form 10QSB
period 2001-06-30
PS FINANCIAL INC
filed 2001-08-14
CIK 1021575

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[x]	Quarterly Report pursuant to Section 13 or 15 (d) Of The Securities Exchange Act of 1934

For the Six Months Ended June 30, 2001

[ ]	Transition Reports under Section 13 or 15(d) Of The Securities Exchange Act of 1934

Commission File Number 0-28864

PS Financial, Inc.

(Exact name of the registrant as specified in its charter)

Delaware (State of incorporation)	36-4101473 (I.R.S. Employer Identification Number)

4800South Pulaski Road, Chicago, Illinois 60632

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

Yes	X	No (First Filing Pursuant to Rule 15d-13(a))

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class:	SHARES OUTSTANDING at August 14, 2001
Common Stock, $.01 par value	1,255,067

Next Page

PS Financial, Inc.

Form 10-QSB

Six Months Ended June 30, 2001

Part I - Financial Information

Part II - Other Information

Item 1. Legal Proceedings	16
Item 2. Changes in Securities and use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits and Reports on Form 8-K	16

Next Page

PS FINANCIAL, INC.
CHICAGO ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2001 and December 31, 2000
(Dollars in thousands, except share data)(Unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Cash on hand and in banks	$ 357	$ 333
Interest-bearing deposit accounts in other financial institutions	3,326	1,008
Total cash and cash equivalents	3,683	1,341
Interest-bearing term deposits in other financial institutions	154	153
Equity securities available-for-sale	12,287	1,012
Securities available-for-sale	16,705	35,076
Mortgage-backed securities available-for-sale	4,349	4,607
Loans receivable, net	64,150	67,862
Federal Home Loan Bank stock	2,111	2,034
Premises and equipment, net	462	494
Accrued interest receivable	684	1,058
Other assets	629	451
Total assets	$ 105,214	$ 114,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$ 57,611	$ 60,594
Advances from borrowers for taxes and insurance	691	648
Advances from the Federal Home Loan Bank and other borrowings	30,265	36,147
Accrued interest payable and other liabilities	657	673
Total liabilities	89,224	98,062

Stockholders' Equity
Common stock $0.01 par value per share, 2,500,000 sharesauthorized; 2,182,125 issued and outstanding	22	22
Additional paid-in capital	21,664	21,655
Retained earnings, substantially restricted	7,394	7,315
Unearned ESOP shares	(836)	(884)
Unearned stock awards	(496)	(583)
Treasury stock, at cost, 903,779 and 855,914 shares respectively	(11,522)	(10,948)
Accumulated other comprehensive loss	(236)	(551)
Total stockholders' equity	15,990	16,026
Total liabilities and stockholders' equity	$ 105,214	$ 114,088

See accompanying notes to condensed consolidated financial statements.

Next Page

PS FINANCIAL, INC.
CHICAGO ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2001	2000	2001	2000
Interest income
Loans	$ 2,669	$ 2,886	$ 1,314	$ 1,417
Securities	774	1,115	278	558
Mortgage-backed securities	146	177	68	86
Dividend income on equity investments	38	55	19	26
Other interest earning assets	153	179	81	69
Total interest income	3,780	4,412	1,760	2,156

Interest expense
Deposits	1,388	1,505	665	747
Federal Home Loan Bank advances and other borrowings	1,182	1,042	637	543
Total interest expense	2,570	2,547	1,302	1,290

Net interest income	1,210	1,865	458	866

Provision for loan losses	-	15	-	8

Net interest income after provision for loan losses	1,210	1,850	458	858

Noninterest income
Net gain (loss) on sale of securities	152	(103)	125	(45)
Other operating income	45	71	22	34
Total noninterest income	197	(32)	147	(11)

Noninterest expense
Compensation and benefits	521	498	266	249
Occupancy and equipment expense	77	74	36	36
Data processing services	56	45	27	23
Professional fees	122	15	71	95
Other operating expenses	159	152	100	85
Total noninterest expense	935	924	500	488

Income before income tax expense	472	894	105	359
Income tax expense (benefit)	39	256	(83)	107

Net income	$ 433	$ 638	$ 188	$ 252
Change in unrealized gain (loss) on securities available-for-sale	315	(449)	(40)	(128)

Total Comprehensive Income	$ 748	$ 189	$ 148	$ 124
Basic earnings per share	$ 0.37	$ 0.47	$ 0.16	$ 0.21
Diluted earnings per share	$ 0.36	$ 0.47	$ 0.16	$ 0.21

See accompanying notes to condensed consolidated financial statements.

Next Page

PS FINANCIAL, INC.
CHICAGO ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)(Unaudited)

	2001	2000
Six Months Ended June 30 2001 2000
Common Stock
Balance at beginning of year	$ 22	$ 22
Balance at June 30	$ 22	$ 22

Additional Paid-In Capital
Balance at beginning of year	$ 21,655	$ 21,644
Change in additional paid in capital	8	8
Balance at June 30	$ 21,664	$ 21,652

Retained Earnings, Substantially Restricted
Balance at beginning of year	$ 7,315	$ 6,862
Net income for the period	433	638
Dividends declared, $0.30 $0.29 per share, respectively	(354)	(401)
Balance at June 30	$ 7,394	$ 7,099

Unearned ESOP Shares
Balance at be ginning of year	$ (884)	$ (981)
Change in unearned ESOP shares	48	49
Balance at June 30	$ (836)	$ (932)

Unearned Stock Awards
Balance at beginning of year	$ (583)	$ (767)
Stock awards earned	87	88
Balance at June 30	$ (496)	$ (679)

Treasury Stock
Balance at beginning of year	(10,948)	(6,425)
Change in treasury stock	(574)	(4,523)
Balance at June 30	$ (11,522)	$ (10,948)

Accumulated Other Comprehensive Income
Balance at beginning of year	$ (551)	$ (1,483)
Change in unrealized gain (loss) on securities available-for-sale	315	(449)
Balance at June 30	$ (236)	$ (1,932)
Total Stockholders' Equity	$ 15,990	$ 14,282

See accompanying notes to condensed consolidated financial statements.

Next Page

PS FINANCIAL, INC.
CHICAGO ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)(Unaudited)

	Six months ended June 30
	2001	2000
Cash flows from operating activities
Net income	$ 433	$ 638
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	-	15
Depreciation	42	40
Amortization of premiums and discounts on investment and mortgage-backed securities, net	(39)	(40)
Net (gain) loss on sales of securities available-for-sale	(152)	103
RRP expense	87	88
ESOP expense	57	56
Purchase of Federal Home Loan Bank Stock	(77)	(34)
Change in
Deferred loan origination fees	(15)	(25)
Accrued interest receivable and other assets	107	(97)
Other liabilities and deferred income taxes	(16)	405
Net cash from operating activities	427	1,149

Cash flows from investing activities
Proceeds from repayment of securities available-for-sale	556	548
Calls on equity securities available-for-sale	-	910
Proceeds from sale of equity securities available-for-sale	21,922	-
Purchase of equity securities available-for-sale	(33,161)	-
Proceeds from sale of mortgage-backed securities available-for-sale	3,387	-
Purchase of mortgage-backed securities available-for-sale	(3,610)	-

Calls and maturities of securities available-for-sale	18,855	-
Net (increase) decrease in interest-bearing term deposits in other financial institutions	(1)	6
Net change in loans	3,727	2,506
Capital expenditures, net	(10)	(76)
Net cash from investing activities	11,665	3,894

Cash flows from financing activities
Net increase (decrease) in deposits	(2,983)	(1,339)
Dividends paid	(354)	(401)
Proceeds from Federal Home Loan Bank advances and other borrowings	1,161	18,374
Repayment of Federal Home Loan Bank advances and other borrowings	(7,043)	(18,533)
Purchase of treasury stock	(574)	(4,523)
Net increase (decrease) in advance payments by borrowers for insurance	43	(9)
Net cash from financing activities	(9,750)	(6,431)

Decrease in cash and cash equivalents	2,342	(1,388)

Cash and cash equivalents at beginning of period	1,341	3,305

Cash and cash equivalents at end of period	$ 3,683	$ 1,917

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$ 2,647	$ 2,605
Income taxes	160	285

See accompanying notes to condensed consolidated financial statements.

Next Page

PS FINANCIAL, INC.
CHICAGO ILLINOIS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of PS Financial, Inc. as of June 30, 2001 and the results of its operations for the three month and six month periods then ended June 30, 2001 and 2000. The annualized results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") included in the Company's 2000 Annual report on Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators for earnings per common share computations for the three months and six months ended June 30, 2001 and 2000 is presented below.

	Six Months Ended June 30		Three Months Ended June 30
	2001	2000	2001	2000
Basic Earnings Per Share
Net income	$ 433,087	$ 638,143	$ 187,650	$ 251,725
Weighted average common shares outstanding	1,179,114	1,358,579	1,160,285	1,182,753
Basic Earnings Per Share	$ 0.37	$ 0.47	$ 0.16	$ 0.21

Earnings Per Share Assuming Dilution
Net income	$ 433,087	$ 638,143	$ 187,650	$ 251,725
Weighted average common shares outstanding	1,179,114	1,358,579	1,160,285	1,182,753
Add dilutive effect of assumed exercises
Incentive stock options	11,781	7,132	19,340	5,095
Stock awards	-	-	-	-
Weighted average common and dilutive potential common shares outstanding	1,190,895	1,365,711	1,179,625	1,187,848
Diluted Earnings Per Share	$ 0.36	$ 0.47	$ 0.16	$ 0.21

Next Page

PS FINANCIAL, INC.
CHICAGO ILLINOIS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All of the outstanding options at June 30, 2001 and 2000 relate to options granted in 1997 at an exercise price of $14.00. In January 1998, the Company paid a special dividend which resulted in a change in equity structure. This event allowed the Company to modify the stock option agreements to adjust the exercise price to $11.02, which was an adjustment in direct proportion to the decrease in exercise price as compared to market value as a result of the change in equity structure. The Company's stock awards were not included in the calculation of diluted earnings per share for the three months or six months ended June 30, 2001 and 2000 because to do so would have been antidilutive.

NOTE 3 - PS FINANCIAL, INC. - PNA HOLDING COMPANY MERGER

On June 13, 2001 PS Financial, Inc. (PS Financial) entered into an Agreement and Plan of Merger (the "Agreement") with PNA Holding Company ("PNA"). Under the terms of the Agreement, PS Financial will be merged into a subsidiary of PNA, all shares of PS Financial will be canceled, and PNA will pay $14.00 per share in cash for each of the 1,255,067 outstanding shares of the PS Financial's common stock. Each option to purchase PS Financial's common stock shall be converted into the right to receive, in cash, an amount equal to the difference between $14.00 and the exercise price of the option.

As a result of the merger, Alliance FSB, a wholly owned subsidiary of PNA, will merge with and into Preferred Savings Bank, a wholly owned subsidiary of PS Financial. Upon consummation of the Merger, Preferred Savings Bank will change its name to Alliance, FSB. The aggregate purchase price for the transaction (including cash payments for the cancellation of options) is approximately $18.0 million. The transaction will be accounted for using the purchase method of accounting.

Consummation of the merger is subject to approval by PS Financial's shareholders and the receipt of all required regulatory approvals. It is anticipated that the transaction will be completed around September 30, 2001.

Next Page

PS FINANCIAL, INC.
CHICAGO ILLINOIS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

Total assets decreased $8.9 million to $105.2 million at June 30, 2001 from $114.1 million at December 31, 2000, due mainly to decreases in net loans receivable of $3.7 million and securities available-for-sale of $7.4 million, partially offset by an increase in cash and cash equivalents of $2.3 million.

The Company's net loans receivable decreased by $3.7 million to $64.2 million at June 30, 2001 from $67.9 million at December 31, 2000 as principal paydowns were used to repay maturing higher yielding deposits. Securities available-for-sale (including equity and mortgage-backed securities) decreased by $7.4 million to $33.3 million at June 30, 2001 from $40.7 million at December 31, 2000. During the period, $18.9 million in securities were called of which approximately $11.1 million were reinvested in lower yielding short term U. S. Treasury equity funds. These decreases were partially offset by an increase in cash and cash equivalents of $2.3 million to $3.7 million at June 30, 2001 from $1.3 million at December 31, 2000.

Total liabilities at June 30, 2001 were $89.2 million compared to $98.1 million at December 31, 2000, a decrease of $8.9 million. The decrease was due mainly to a $5.9 million decrease in advances from the Federal Home Loan Bank and other borrowings with the intent to increase the net interest spread and margin in the long term. Deposits also decreased by $3.0 million to $57.6 million at June 30, 2001 from $60.6 million at December 31, 2000, as higher paying term deposits were not renewed as interest rates decreased.

Stockholders' equity at June 30, 2001 and December 31, 2000 was $16.0 million. During the period, the purchase of $354,000 of treasury stock and payment of regular dividends totaling $383,000 were partially offset by a $315,000 decrease in the unrealized loss on securities available-for-sale and net income of $433,000.

Comparison of Operating Results for the Three Months Ended June 30, 2001 and June 30, 2000.

General
Net earnings for the three months ended June 30, 2001 were $188,000, a decrease of $64,000, or 25.4%, from net earnings of $252,000 for the three months ended June 30, 2000. The decrease in net income was primarily due to a decrease in net interest spread and the net interest margin, a decrease of $9.4 million in the average assets from June 30, 2000 to June 30, 2001, and the prepayment of $5.0 million in FHLB advances resulting in prepayment penalties of $130,000.

Next Page

PS FINANCIAL, INC.
CHICAGO ILLINOIS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income
Interest income for the three months ended June 30, 2001 was $1.8 million compared to $2.2 million for the three months ended June 30, 2000, a decrease of $396,000, or 18.4%. The decrease in interest income was the result of a decrease in the yield on average interest-earning assets due primarily to $18.9 million of securities called in 2001 that were reinvested in lower yielding securities, as well as an $8.3 million decrease in average interest earning assets from June 30, 2000 to June 30, 2001.

Interest Expense
Interest expense for the three month periods ended June 30, 2001 and 2000 was $1.3 million. Interest bearing liabilities decreased $11.9 million from June 30, 2000 to June 30, 2001, the Company incurred prepayment penalties of $130,000 related to the prepayment of $5.0 million in FHLB advances in 2001. This resulted in a decrease in the net interest margin at June 30, 2001 to 1.74% from 3.03% at June 30, 2000.

Provision for Loan Losses
The Bank's provision for loan losses was zero for the three months ended June 30, 2001 compared to $8,000 for the three months ended June 30, 2000. At June 30, 2001, the Bank's allowance for loan losses totaled $281,000, or 0.4% of total loans. The amount of the provision and allowance for losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended June 30, 2001 was indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances, delinquent greater than 30 days, at June 30, 2001 decreased to $3.4 million compared to $4.1 million at June 30, 2000. Included in the past due loan balances are non-accruing loans at June 30, 2001 which totaled $231,000 compared to $532,000 at June 30, 2000.

Next Page

PS FINANCIAL, INC.
CHICAGO ILLINOIS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income
Noninterest income for the three months ended June 30, 2001 was a $147,000 compared to a loss of $11,000 for the three months ended June 30, 2000. The increase was primarily due to a net $125,000 gain on the sale of securities in 2001, partially offset by a $12,000 decrease in other noninterest income, which included $9,000 from the gain on sale of foreclosed assets in 2000.

Noninterest Expense
Noninterest expense was $500,000 for the three months ended June 30, 2001 compared to $488,000 for the three months ended June 30, 2000, an increase of $12,000. The increase was primarily a result of a $17,000 increase in compensation expense and a $16,000 increase in other operating expenses relating to the Company's pending merger discussed in Note 3 of the Condensed Consolidated Financial Statements, partially offset by a $24,000 decrease in professional fees related to the proxy contest at the 2000 annual meeting.

Income Taxes
Income taxes were a net benefit of $83,000 for the three months ended June 30, 2001 compared to $107,000 for the three months ended June 30, 2000, a decrease of $190,000, or 177.5%. The decrease was primarily the result of the utilization of capital loss carryforwards not previously recognized, combined with a $254,000 decrease in pretax earnings.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and June
30, 2000.

General
Net earnings for the six months ended June 30, 2001 were $433,000, a decrease of $205,000, or 32.1%, from net earnings of $638,000 for the six months ended June 30, 2000. The decrease in net income was primarily due to a decrease in net interest spread and the net interest margin, a decrease of $9.4 million in average assets from June 30, 2000 to June 30, 2001 and the prepayment of $5.0 million in FHLB advances resulting in prepayment penalties of $130,000, partially offset by a $152,000 net gain on the sale of securities.

Interest Income
Interest income for the six months ended June 30, 2001 was $3.8 million compared to $4.4 million for the six months ended June 30, 2000, a decrease of $632,000, or 14.3%. The decrease in interest income was the result of a decrease in the yield on average interest-earning assets due primarily to $18.9 million of securities called in 2001, that were reinvested in lower yielding securities, as well as an $8.3 million decrease in average interest earning assets from June 30, 2000 to June 30, 2001.

Next Page

PS FINANCIAL, INC.
CHICAGO ILLINOIS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense
Interest expense for the six months ended June 30, 2001 was $2.6 million compared to $2.5 million for the six months ended June 30, 2000, an increase of $23,000, or 0.9%. The increase in interest expense was primarily due to the payment of $130,000 in prepayment penalties related to the prepayment of $5.0 million in FHLB advances, which was partially offset by a $8.6 million decrease in the average balance of interest-bearing liabilities during the six months ended June 30, 2001 compared to the six months ended June 30, 2000, as well as a decrease in the Company's cost of funds due to a decrease in short term deposit rates.

Provision for Loan Losses
The Bank's provision for loan losses was zero for the six months ended June 30, 2001 compared to $15,000 for the six months ended June 30, 2000. At June 30, 2001, the Bank's allowance for loan losses totaled $281,000, or 0.4% of total loans. The amount of the provision and allowance for losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the six months ended June 30, 2001 was indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Noninterest Income
Noninterest income for the six months ended June 30, 2001 was $197,000 compared to a loss of $32,000 for the six months ended June 30, 2000. The increase was primarily due to a $255,000 gain on the sale of securities in 2001 compared to a $103,000 loss in 2000, partially offset by a $26,000 decrease in other income, including $18,000 from the gain on sale of foreclosed assets in 2000.

Noninterest Expense
Noninterest expense was $935,000 for the six months ended June 30, 2001 compared to $924,000 for the six months ended June 30, 2000, an increase of $11,000. The increase was primarily a result of a $23,000 increase in compensation expense and an $11,000 increase in data processing expense, partially offset by a $33,000 decrease in professional fees related to the proxy contest at the 2000 annual meeting.

Next Page

PS FINANCIAL, INC.
CHICAGO ILLINOIS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes
Income taxes were $39,000 for the six months ended June 30, 2001 compared to $256,000 for the six months ended June 30, 2000, a decrease of $217,000, or 84.8%. The decrease was primarily a result of the utilization of capital loss carryforwards not previously recognized, combined with a $254,000 decrease in pretax earnings.

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

The Company's interest rate risk decreased during the twelve months ended March 31, 2001 (most recent available) due to decreases in the average remaining maturity of the Company's fixed income securities and net loans receivable. Management has taken a number of steps to limit to some extent its interest rate risk. First, the Company focuses its fixed rate loan originations on loans with maturities of 15 years or less. At June 30, 2001, $48.7 million, or 95.9% of the Company's one- to four family residential loan portfolio consisted of fixed rate loans having original terms to maturity of 15 years or less. Second, the Company offers balloon loans of 10 years or less in an attempt to decrease its asset/liability mismatch. Third, the Company has maintained a mortgage-backed securities portfolio with adjustable-rates. At June 30, 2001, adjustable rate mortgage-backed securities totaled $4.3 million which represented 4.2% of interest-earning assets. Finally, the Company has attempted to reinvest the proceeds of most of its borrowings into assets with maturities which are anticipated to be similar to those of its borrowings.

Next Page

PS FINANCIAL, INC.
CHICAGO ILLINOIS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company's asset/liability management policies. Investments generally include interest-bearing deposits in other federally insured financial institutions, FHLB stock, U.S. Government securities and municipal securities and equity securities.

PS Financial's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. Consequently, the results of operations are heavily influenced by the levels of short-term interest rates. PS Financial offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis.

An approach used by management to quantify interest rate risk is net portfolio value ("NPV") analysis. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. The following table sets forth, at March 31, 2001, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-300 basis points, measured in 100 basis point increments).

Change in Interest Rates (Basis Points)	Estimated NPV Amount	Ratio of NPV to Total Assets	Estimated Increase (Decrease in NPV)
			Amount	Percent
+300	9,514	9.09	(8,542)	(74)
+200	12,688	11.68	(5,368)	(30)
+100	15,631	13.89	(2,425)	(13)
---	18,056	15.60	---	---
-100	19,084	16.12	1,028	6
-200	20,132	16.65	2,076	11
-300	21,074	17.07	3,018	17

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
CHICAGO ILLINOIS
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
CHICAGO ILLINOIS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings None
Item 2.	Changes in Securities and use of Proceeds None
Item 3.	Defaults Upon Senior Securities None
Item 4.	Submission of Matters to a Vote of Security Holders
The Company's annual meeting of stockholders was held on May 16, 2001. At the meeting, Lorraine G. Ptak and Edward Wolak were elected for terms to expire in 2004. The votes cast for and withheld from each such director were as follows:
	Director	For	Abstain
	Lorraine G. Ptak	1,134,096	70,643
	Edward Wolak	1,134,096	70,643
Also at the annual meeting, a proposal to ratify the appointment of Crowe, Chizek and Company LLP as independent auditors for the fiscal year ending December 31, 2001 was approved. The votes cast for and a against this proposal, and the number of abstentions and broker non-votes with respect to the proposal was as follows:
	For	Against	Abstentions	Broker Non-Votes
	1,177,973	16,205	10,561	0
Item 5.	Other Information None
Item 6.	Exhibits and Reports on Form 8-K
	a.	None
	b.	(1) A current report on Form 8-K was filed on June 21, 2001 to announce the Agreement and Plan of Merger with PNA Holding Company

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PS FINANCIAL, INC. (Registrant)

Date:	August 14, 2001	By:	/s/ Kimberly Rooney Kimberly Rooney Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2001	By:	/s/ Jeffrey Przybyl Jeffrey Przybyl Chief Financial Officer (Principal Financial and Accounting Officer)