Form 10QSB/A
period 2001-06-30
PS FINANCIAL INC
filed 2001-08-24
CIK 1021575

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

Interest Expense
Interest expense for the three month periods ended June 30, 2001 and 2000 was $1.3 million. Interest bearing liabilities decreased $11.9 million from June 30, 2000 to June 30, 2001. The Company incurred prepayment penalties of $130,000 related to the prepayment of $5.0 million in FHLB advances in 2001. The increased expense resulted in a decrease in the net interest margin for the quarter ended June 30, 2001 to 1.74% from 3.03% at June 30, 2000.

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

PS FINANCIAL, INC. (Registrant)

Date:	August 23, 2001	By:	/s/ Kimberly Rooney Kimberly Rooney Chief Executive Officer (Principal Executive Officer)

Date:	August 23, 2001	By:	/s/ Jeffrey Przybyl Jeffrey Przybyl Chief Financial Officer (Principal Financial and Accounting Officer)