Form 10QSB
period 2001-09-30
PS FINANCIAL INC
filed 2001-11-14
CIK 1021575

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB
[x]	Quarterly Report pursuant to Section 13 or 15 (d) Of The Securities Exchange Act of 1934

For the Nine Months Ended September 30, 2001

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

Yes    X    No          No (First Filing Pursuant to Rule 15d-13(a))

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class: Common Stock, $.01 par value	SHARES OUTSTANDING at November 14, 2001 1,255,067

Next Page

PS Financial, Inc.
Form 10-QSB
Nine Months Ended September 30, 2001
Part I - Financial Information
		Page
ITEM 1 -	FINANCIAL STATEMENTS
	Condensed Consolidated Statements of Financial Condition at	3
	September 30, 2001 and December 31, 2000
	Condensed Consolidated Statements of Income for the three months	4
	and nine months ended September 30, 2001 and 2000
	Condensed Consolidated Statements of Stockholders' Equity for the	5
	nine months ended September 30, 2001 and 2000
	Condensed Consolidated Statements of Cash Flows for the nine	6
	months ended September 30, 2001 and 2000
	Notes to the Condensed Consolidated Financial Statements as of	7
	September 30, 2001

ITEM 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

	Part II - Other Information

	Item 1. Legal Proceedings	14
	Item 2. Changes in Securities and use of Proceeds	14
	Item 3. Defaults Upon Senior Securities	14
	Item 4. Submission of Matters to a Vote of Security Holders	14
	Item 5. Other Information	14
	Item 6. Exhibits and Reports on Form 8-K	14

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2001 and December 31, 2000
(Dollars in thousands, except share data)(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Cash on hand and in banks	$390	$333
Interest-bearing deposit accounts in other financial institutions	264	1,008
Total cash and cash equivalents	654	1,341
Interest-bearing term deposits in other financial institutions	154	153
Equity securities available-for-sale	1,201	1,012
Securities available-for-sale	25,997	35,076
Mortgage-backed securities available-for-sale	4,015	4,607
Loans receivable, net	62,446	67,862
Federal Home Loan Bank stock	2,145	2,034
Premises and equipment, net	441	494
Accrued interest receivable	761	1,058
Other assets	790	451
Total assets	$98,604	$114,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$50,718	$60,594
Advances from borrowers for taxes and insurance	1,003	648
Advances from the Federal Home Loan Bank and other borrowings	29,727	36,147
Accrued interest payable and other liabilities	847	673
Total liabilities	82,295	98,062

Stockholders' Equity
Common stock $0.01 par value per share, 2,500,000 shares authorized; 2,182,125 issued and outstanding
	22	22
Additional paid-in capital	21,674	21,655
Retained earnings, substantially restricted	7,355	7,315
Unearned ESOP shares	(811)	(884)
Unearned stock awards	(453)	(583)
Treasury stock, at cost, 903,779 and 855,914 shares respectively	(11,522)	(10,948)
Accumulated other comprehensive income (loss)	44	(551)
Total stockholders' equity	16,309	16,026
Total liabilities and stockholders' equity	$98,604	$114,088

See accompanying notes to condensed consolidated financial statements.

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
Interest income
Loans	$3,940	$4,291	$1,271	$1,405
Securities	1,044	1,673	270	558
Mortgage-backed securities	205	260	59	83
Dividend income on equity investments	51	75	13	20
Other interest earning assets	224	246	71	67
Total interest income	5,464	6,545	1,684	2,133

Interest expense
Deposits	1,988	2,247	600	742
Federal Home Loan Bank advances and other borrowings	1,646	1,607	464	565

Total interest expense	3,634	3,854	1,064	1,307

Net interest income	1,830	2,691	620	826

Provision for loan losses	-	15	-	-

Net interest income after provision for loan losses	1,830	2,676	620	826

Noninterest income
Net gain (loss) on sale of securities	176	(103)	24	-
Gain on sale of other real estate owned	-	53	-	35
Other operating income	73	79	28	26
Total noninterest income	249	29	52	61

Noninterest expense
Compensation and benefits	777	742	256	244
Occupancy and equipment expense	115	111	38	37
Data processing services	83	67	27	22
Professional fees	303	191	181	36
Other operating expenses	235	233	76	81
Total noninterest expense	1,513	1,344	578	420

Income before income tax expense	566	1,361	94	467
Income tax expense (benefit)	(2)	378	(41)	122

Net income	$568	$983	$135	$345

Change in unrealized Holding gains on securities
available-for-sale, net of taxes	703	70	296	582

Less Reclassification adjustment for gains (losses)
recognized in income, net of taxes	108	(63)	15	-

Total Comprehensive Income	$1,163	$1,116	$416	$927

Basic earnings per share	$0.48	$0.76	$0.12	$0.29
Diluted earnings per share	$0.48	$0.75	$0.11	$0.29

See accompanying notes to condensed consolidated financial statements.

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)(Unaudited)

Nine Months Ended September 30	2001	2002

Common Stock
Balance at beginning of year	$22	$22

Balance at September 30	$22	$22

Additional Paid-In Capital
Balance at beginning of year	$21,655	$21,644
Change in additional paid in capital	19	11

Balance at September 30	$21,674	$21,655

Retained Earnings, Substantially Restricted
Balance at beginning of year	$7,315	$6,862
Net income for the period	568	983
Dividends declared, $0.45 and $0.44 per share, respectively	(528)	(582)

Balance at September 30	$7,355	$7,263

Unearned ESOP Shares
Balance at beginning of year	$(884)	$(981)
Change in unearned ESOP shares	73	74

Balance at September 30	$(811)	$(907)

Unearned Stock Awards
Balance at beginning of year	$(583)	$(767)
Stock awards earned	130	132

Balance at September 30	$(453)	$(635)

Treasury Stock
Balance at beginning of year	$(10,948)	$(6,425)
Change in treasury stock	(574)	(4,523)

Balance at September 30	$(11,522)	$(10,948)

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$(551)	$(1,483)
Change in unrealized gain (loss) on securities available-for-sale net of tax	595	133

Balance at September 30	$44	$(1,350)

Total Stockholders' Equity	$16,309	$15,100

See accompanying notes to condensed consolidated financial statements.

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)(Unaudited)

	Nine months ended September 30,
	2001	2000
Cash flows from operating activities
Net income	$568	$983
Adjustments to reconcile net income to net cash from
operating activities
Provision for loan losses	-	15
Dividends on Federal Home Loan Bank Stock	(111)	(69)
Depreciation	63	59
Amortization of premiums and discounts on
investment and mortgage-backed securities, net	(51)	(61)
Net (gain) loss on sales of securities available-for-sale	(176)	103
RRP expense	130	132
ESOP expense	92	85
Change in
Deferred loan origination fees	(24)	(37)
Accrued interest receivable and other assets	(308)	99
Other liabilities and deferred income taxes	174	304
Net cash provided by operating activities	357	1,613

Cash flows from investing activities
Proceeds from repayment of securities available-for-sale	887	842
Calls on equity securities available-for-sale	260	910
Proceeds from sale of equity securities available-for-sale	36,075	-
Purchase of equity securities available-for-sale	(36,411)	-
Purchase of securities available-for-sale	(10,873)	-
Proceeds for sale of mortgage-backed securities available-for-sale	3,387	-
Purchase of mortgage-backed securities available-for-sale	(3,610)	-
Calls and maturities of securities available-for-sale	20,855	-
Net change in interest-bearing term deposits in other financial institutions	(1)	6
Net change in loans	5,440	2,933
Capital expenditures, net	(10)	(81)
Net cash provided by investing activities	15,999	4,610

Cash flows from financing activities
Net decrease in deposits	(9,876)	(318)
Dividends paid	(528)	(582)
Proceeds from FHLB and other borrowings	2,643	23,451
Repayment of FHLB and other borrowings	(9,063)	(24,343)
Purchase of treasury stock	(574)	(4,523)
Net increase in advance payments by borrowers for insurance and taxes	355	303
Net cash used in financing activities	(17,043)	(6,012)

Change in cash and cash equivalents	(687)	211

Cash and cash equivalents at beginning of period	1,341	3,305
Cash and cash equivalents at end of period	$654	$3,516

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$3,838	$3,864
Income taxes	165	490

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of PS Financial, Inc. as of September 30, 2001 and the results of its operations for the three month and nine month periods ended September 30, 2001 and 2000. The annualized results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") included in the Company's 2000 Annual report on Form 10-KSB filed with the Securities and Exchange Commission..

NOTE 2 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators for earnings per common share computations for the three months and nine months ended September 30, 2001 and 2000 is presented below.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
Basic Earnings Per Share
Net income (Dollars in thousands)	$568	$983	$135	$345
Weighted average common shares outstanding	1,174,061	1,302,170	1,164,126	1,189,525
Basic Earnings Per Share	$0.48	$0.76	$0.12	$0.29

Earnings Per Share Assuming Dilution
Net income (Dollars in thousands)	$568	$983	$135	$345
Weighted average common shares outstanding	1,174,061	1,302,170	1,164,126	1,189,525
Add dilutive effect of assumed exercises
Incentive stock options	18,426	5,982	31,550	3,642
Stock awards	-	-	-	-
Weighted average common and dilutive
potential common shares outstanding	1,192,487	1,308,152	1,195,676	1,193,167

Diluted Earnings Per Share	$0.48	$0.75	$0.11	$0.29

All of the outstanding options at September 30, 2001 and 2000 relate to options granted in 1997 at an exercise price of $14.00. In January 1998, the Company paid a special dividend which resulted in a change in equity structure. This

Next Page

event allowed the Company to modify the stock option agreements to adjust the exercise price to $11.02, which was an adjustment in direct proportion to the decrease in exercise price as compared to market value as a result of the change in equity structure. The Company's stock awards were not included in the calculation of diluted earnings per share for the three months or six months ended September 30, 2001 and 2000 because to do so would have been antidilutive.

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

Consummation of the merger is subject to approval by PS Financial's shareholders and the receipt of all required regulatory approvals. It is anticipated that the transaction will be completed around November 30, 2001.

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

Total assets decreased $15.5 million to $98.6 million at September 30, 2001 from $114.1 million at December 31, 2000, due mainly to decreases in net loans receivable of $5.4 million and securities available-for-sale of $9.5 million.

The Company's net loans receivable decreased by $5.4 million to $62.4 million at September 30, 2001 from $67.9 million at December 31, 2000 due to principal paydowns. Securities available-for-sale (including equity and mortgage-backed securities) decreased by $9.5 million to $31.2 million at September 30, 2001 from $40.7 million at December 31, 2000. During the period, $20.9 million in securities were called of which approximately $12.5 million were reinvested in lower yielding short term U. S. Treasury equity funds. Cash and cash equivalents decreased by $687,000 to $654,000 at September 30, 2001 from $1.3 million at December 31, 2000 to repay maturing higher yielding deposits.

Total liabilities decreased $15.8 million to $82.3 million at September 30, 2001 from $98.1 million at December 31, 2000. The decrease was due mainly to a $9.9 million decrease in deposits to $50.7 million at September 30, 2001 from $60.6 million at December 31, 2000, as higher paying term deposits were not renewed as interest rates decreased. During the period, advances from the Federal Home Loan Bank and other borrowings decreased $6.4 million consistent with management's strategy to increase the net interest spread and margin in the long term.

Stockholders' equity increased $283,000 to $16.3 million at September 30, 2001 from $16.0 million at December 31, 2000, due primarily to net income of $568,000 and a $595,000 decrease in the unrealized loss on securities available-for-sale, partially offset by the purchase of $574,000 of treasury stock and payment of regular dividends totaling $528,000.

Comparison of Operating Results for the Three Months Ended September 30, 2001 and September 30, 2000.

General
Net income for the three months ended September 30, 2001 were $135,000 compared to $345,000 for the three months ended September 30, 2000, a decrease of $210,000. The decrease in net income was primarily due to a decrease in the net interest margin, from 2.93% to 2.46%, and a decrease of $12.7 million in the balance of average assets from September 30, 2000 to September 30, 2001. Also contributing to the decrease in earnings was an increase in professional fees due to the Company's announced merger with PNA Holding Company.

Interest Income
Interest income for the three months ended September 30, 2001 was $1.7 million compared to $2.1 million for the three months ended September 30, 2000, a decrease of $449,000, or 21.1%. The decrease in interest income was the result of a decrease in the yield on average interest-earning assets, from 7.55% to 6.68%, due primarily to $20.9 million of securities called in 2001 that were reinvested in lower yielding securities, as well as a $12.2 million decrease in average interest earning assets from September 30, 2000 to September 30, 2001.

Interest Expense
Interest expense for the three months ended September 30, 2001 was $1.1 million compared to $1.3 million for the three months ended September 30, 2000, a decrease of $243,000, or 18.6%. The decrease in interest expense was primarily due to the decreased average balance of interest-bearing liabilities during the three months ended September 30, 2001 compared to the three months ended September 30, 2000, as well as a decrease in the Company's cost of funds, from 5.26% to 4.26%, due to a decrease in short term deposit rates.

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses
The Bank's provision for loan losses was zero for the three months ended September 30, 2001 and 2000. At September 30, 2001, the Bank's allowance for loan losses totaled $281,000, or 0.5% of total loans. The amount of the provision and allowance for losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the three months ended September 30, 2001 and 2000 was indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Past due loan balances, delinquent greater than 30 days, were $4.4 million at September 30, 2001 and 2000. Included in the past due loan balances are non-accruing loans at September 30, 2001 which totaled $345,000 compared to $662,000 at September 30, 2000.

Noninterest Income
Noninterest income for the three months ended September 30, 2001 was $52,000 compared to $61,000 for the three months ended September 30, 2000, a decrease of $9,000, or 14.8%. The decrease was primarily due to a $35,000 gain on sale of foreclosed assets in 2000, offset by a net $24,000 gain on the sale of securities in 2001.

Noninterest Expense
Noninterest expense was $578,000 for the three months ended September 30, 2001 compared to $420,000 for the three months ended September 30, 2000, an increase of $158,000, or 37.6%. The increase was primarily a result of a $145,000 increase in professional fees related to the Company's announced merger with PNA Holding Company and a $12,000 increase in compensation and benefits.

Income Taxes
Income taxes were a net benefit of $41,000 for the three months ended September 30, 2001 compared to $122,000 for the three months ended September 30, 2000, a decrease of $163,000, or 133.6%. The decrease was primarily the result of the utilization of capital loss carryforwards not previously recognized, combined with a $373,000 decrease in pretax earnings.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and September 30, 2000.

General
Net earnings for the nine months ended September 30, 2001 were $568,000 compared to net earnings of $983,000 for the nine months ended September 30, 2000, a decrease of $415,000. The decrease in net income was primarily due to a decrease in net interest spread, from 2.46% to 1.32%, and the net interest margin, from 3.11% to 2.31%, a decrease of $12.7 million in average assets from September 30, 2000 to September 30, 2001, the prepayment of $5.0 million in FHLB advances resulting in prepayment penalties of $130,000, partially offset by a $380,000 decrease in income tax expense and a $176,000 net gain on the sale of securities.

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income
Interest income for the nine months ended September 30, 2001 was $5.5 million compared to $6.5 million for the nine months ended September 30, 2000, a decrease of $1.1 million, or 16.5%. The decrease in interest income was the result of a decrease in the yield on average interest-earning assets, from 7.57% to 6.90%, due primarily to $20.9 million of securities called in 2001, that were reinvested in lower yielding securities, as well as a $12.2 million decrease in average interest earning assets from September 30, 2000 to September 30, 2001.

Interest Expense
Interest expense for the nine months ended September 30, 2001 was $3.6 million compared to $3.9 million for the nine months ended September 30, 2000, a decrease of $300,000, or 7.7%. The decrease in interest expense was primarily due to a $14.2 million decrease in the average balance of interest-bearing liabilities during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, which was partially offset by the payment of $130,000 in prepayment penalties related to the prepayment of $5.0 million in FHLB advances.

Provision for Loan Losses
The Bank's provision for loan losses for the nine months ended September 30, 2001 was zero compared to $15,000 for the nine months ended September 30, 2000. At September 30, 2001, the Bank's allowance for loan losses totaled $281,000, or 0.5% of total loans. The amount of the provision and allowance for losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions, including declining real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. The absence of a loan loss provision for the nine months ended September 30, 2001 was indicative of management's assessment of the adequacy of the allowance for loan losses, given the trends in historical loss experience of the portfolio and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Noninterest Income
Noninterest income for the nine months ended September 30, 2001 was $249,000 compared to $29,000 for the nine months ended September 30, 2000, an increase of $220,000. The increase was primarily due to a $279,000 increase in the gain on sale of securities, partially offset by a $53,000 decrease in the gain on sale of foreclosed assets.

Noninterest Expense
Noninterest expense was $1.5 million for the nine months ended September 30, 2001 compared to $1.3 million for the nine months ended September 30, 2000, an increase of $200,000, or 15.4%. The increase was primarily a result of a $35,000 increase in compensation expense and a $112,000 increase in professional fees related to the Company's announced sale to PNA Holding Company

Income Taxes
Income taxes were a net benefit of $2,000 for the nine months ended September 30, 2001 compared to a net expense of $378,000 for the nine months ended September 30, 2000, a decrease of $380,000. The decrease was primarily a result of the utilization of capital loss carryforwards not previously recognized, combined with a $795,000 decrease in pretax earnings.

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

The Company's interest rate risk decreased during the twelve months ended June 30, 2001 (most recent available) due to a decrease in the average remaining term of the Company's fixed income securities and net loans receivable. Management has taken a number of steps to limit to some extent its interest rate risk. First, the Company focuses its fixed rate loan originations on loans with maturities of 15 years or less. At September 30, 2001, $47.3 million, or 95.9% of the Company's one- to four family residential loan portfolio consisted of fixed rate loans having original terms to maturity of 15 years or less. Second, the Company offers balloon loans of 10 years or less in an attempt to decrease its asset/liability mismatch. Finally, the Company has attempted to reinvest the proceeds of most of its borrowings into assets with maturities which are anticipated to be similar to those of its borrowings.

Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company's asset/liability management policies. Investments generally include interest-bearing deposits in other federally insured financial institutions, FHLB stock, U.S. Government securities, municipal securities and equity securities

PS Financial's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. Consequently, the results of operations are heavily influenced by the levels of short-term interest rates. PS Financial offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis.

Next Page

PS FINANCIAL, INC.
CHICAGO, ILLINOIS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An approach used by management to quantify interest rate risk is net portfolio value ("NPV") analysis. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. The following table sets forth, at June 30, 2001 (most recent data available), an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-300 basis points, measured in 100 basis point increments).

Change in Interest Rates (Basis Points)	Estimated NPV Amount	Ratio of NPV to Total Assets	Estimated Increase (Decrease) in NPV
			Amount	Percent

+300	8,911	9.12	(8,883)	(50)
+200	11,987	11.83	(5,807)	(33)
+100	15,021	14.30	(2,774)	(16)
---	17,794	16.37	---	---
-100	19,438	17.45	1,644	9
-200	20,584	18.10	2,790	16
-300	21,789	18.74	3,995	22

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

A Special Meeting of Stockholders of the Company was held on September 26, 2001. At the meeting, a proposal to approve the adoption of the Agreement and Plan of Merger, dated as of June 13, 2001, by and between the Company and PNA Holding Company was approved. The votes cast for and against this proposal, and the number of abstentions and broker non-votes with respect to the proposal, was as follows:

		For	Against	Abstentions	Broker Non-Votes
		915,666	31,636	13,722	0

Item 5.	Other information
None

Item 6.	Exhibits and Reports on Form 8-K
	a.	None
	b.	None

Next Page

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PS FINANCIAL, INC. (Registrant)
Date:	November 14, 2001	By:	/s/ Kimberly Rooney Kimberly Rooney Chief Executive Officer (Principal Executive Officer)
Date:	November 14, 2001	By:	/s/ Jeffrey Przybyl Jeffrey Przybyl Chief Financial Officer (Principal Financial and Accounting Officer)

End.